Form 10-Q
period 1996-06-30
COLUMBUS REALTY TRUST
filed 1996-08-14
CIK 913602

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996  Commission File Number 001-12684


                             COLUMBUS REALTY TRUST
            (Exact Name of Registrant as Specified in its Charter)


               TEXAS                                     75-2509086
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)


                        15851 DALLAS PARKWAY, SUITE 855
                              DALLAS, TEXAS 75248
                   (Address of Principal Executive Offices)


                                (214) 387-1492
             (Registrant's Telephone Number, Including Area Code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      -----


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 11,717,208 common shares of beneficial interest, $0.01 par value per share, outstanding at August 8, 1996.


Index to exhibits: 21
Total pages: 22

                             COLUMBUS REALTY TRUST

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
  Item 1. Financial Statements

          Consolidated Balance Sheets of Columbus Realty Trust as
           of June 30, 1996 and December 31, 1995.........................    3

          Consolidated Statements of Operations of Columbus
           Realty Trust for the three and six months
           ended June 30, 1996 and 1995...................................    4

          Consolidated Statements of Cash Flows of Columbus
           Realty Trust for the six months ended June 30, 1996 and 1995...    5

          Notes to Consolidated Financial Statements......................    6


  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   12


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings...............................................   20
  Item 2. Changes in Securities...........................................   20
  Item 3. Defaults Upon Senior Securities.................................   20
  Item 4. Submission of Matters to a Vote of Security Holders.............   20
  Item 5. Other Information...............................................   21
  Item 6. Exhibits or Reports on Form 8-K.................................   21


SIGNATURES................................................................   22

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                             COLUMBUS REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                    ---------------------------
                 ASSETS                               (Unaudited)
Real estate:
  Land                                                  $ 53,109       $ 48,104
  Buildings and improvements                             249,892        232,428
  Furniture, fixtures, and equipment                       4,589          4,433
  Construction in progress                                67,244         50,081
                                                    ---------------------------
                                                         374,834        335,046
  Less accumulated depreciation                          (34,951)       (31,667)
                                                    ---------------------------
  Real estate held for investment                        339,883        303,379
  Real estate held for sale                                4,131              -
                                                    ---------------------------
                                                         344,014        303,379

Cash and cash equivalents                                  6,112         11,224
Accounts receivable                                          894            861
Receivables from affiliates                                  125            418
Deferred charges, net of accumulated
 amortization                                              2,114          2,249
Other assets                                               4,532          2,845
                                                    ---------------------------
Total assets                                            $357,791       $320,976
                                                    ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                         $183,803       $145,492
  Accrued dividends                                        4,607          4,322
  Accounts payable and accrued expenses                    6,020          4,912
  Accrued interest                                           359            292
  Accrued property taxes                                   3,035          5,203
  Tenant security deposits                                 1,515          1,273
  Prepaid rent                                               526            592
  Minority interest                                        2,063          2,063
                                                    ---------------------------
Total liabilities                                        201,928        164,149

Shareholders' equity:
  Preferred shares, $ .01 par value;
   10,000,000 shares authorized;
   none issued or outstanding
  Common shares, $ .01 par value;
   100,000,000 shares authorized;
   11,662,438 and 11,524,618 shares
   issued at June 30, 1996, and
   December 31, 1995, respectively                           116            115

  Additional paid-in capital                             178,554        176,061
  Retained earnings (deficit)                            (22,801)       (19,343)
                                                    ---------------------------
                                                         155,869        156,833
  Less 900 common shares in treasury, at cost                 (6)            (6)
                                                    ---------------------------

Total shareholders' equity                               155,863        156,827
                                                    ---------------------------
Total liabilities and shareholders' equity              $357,791       $320,976
                                                    ===========================

   The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)

                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               1996          1995              1996         1995
                                        --------------------------------------------------------

Revenue:
 Rental                                 $    11,066   $     9,739       $    21,367  $    18,650
 Property management                             74           141               149          294
 Interest and other                             622           391             1,180          741
                                        --------------------------------------------------------
Total revenue                                11,762        10,271            22,696       19,685

Expenses:
 Repairs and maintenance                        912           772             1,702        1,464
 Other property operating                       601           474             1,191          908
 Advertising                                    168           135               281          258
 General and administrative - properties        811           714             1,622        1,348
 General and administrative - corporate         538           600             1,046        1,066
 Real estate taxes                            1,516         1,254             2,937        2,429
 Interest                                     1,869         1,404             3,364        2,515
 Interest related to amortization of
  deferred financing costs                       92           143               159          274
 Depreciation and amortization                2,488         2,284             4,931        4,386
                                        --------------------------------------------------------
Total expenses                                8,995         7,780            17,233       14,648
                                        --------------------------------------------------------

Income from operations                        2,767         2,491             5,463        5,037
Gain on sale of real estate (Note 2)             42             -                42            -
                                        --------------------------------------------------------
Net income                              $     2,809   $     2,491       $     5,505  $     5,037
                                        ========================================================

Net income per common share, primary
 and fully diluted:
 Income from operations                       $0.24         $0.22             $0.47        $0.44
 Gain on sale of real estate                      -             -                 -            -
                                        --------------------------------------------------------
 Net income                                   $0.24         $0.22             $0.47        $0.44
                                        ========================================================

Weighted average number of common
 shares outstanding (including common
 share equivalents):
 Primary                                 11,756,208    11,523,665        11,718,145   11,489,820
 Fully diluted                           11,767,043    11,531,302        11,723,562   11,509,047

    The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                SIX MONTHS ENDED JUNE 30,
                                                    1996             1995
                                                -------------------------

OPERATING ACTIVITIES
Net income                                      $  5,505         $  5,037
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization                    4,931            4,386
  Amortization of deferred financing
   costs                                             159              274
  Gain on sale of real estate                        (42)               -
  Net effect of changes in operating
   assets and liabilities                         (6,490)          (1,784)
                                             ----------------------------
Net cash provided by operating
 activities                                        4,063            7,913

INVESTING ACTIVITIES
Payment of construction costs                    (32,694)         (22,579)
Acquisition of property                           (5,805)          (6,594)
Improvements to real estate investments           (1,126)          (1,722)
Purchase of furniture, fixtures, and
 equipment                                          (206)            (336)
Proceeds from sale of real estate                     91                -
                                             ----------------------------
Net cash used in investing activities            (39,740)         (31,231)

FINANCING ACTIVITIES
Proceeds from notes payable                       38,725           30,286
Payment of notes payable                            (414)             (57)
Payment of financing costs                          (257)            (460)
Payment of dividends                              (8,678)          (8,571)
Proceeds from employee and shareholder
 plans                                             1,262              332
Payment of offering costs                            (73)             (29)
                                             ----------------------------
Net cash provided by financing
 activities                                       30,565           21,501
                                             ----------------------------

Net decrease in cash and cash
 equivalents                                      (5,112)          (1,817)
Cash and cash equivalents at beginning
 of period                                        11,224            4,943
                                             ----------------------------
Cash and cash equivalents at end of
 period                                         $  6,112         $  3,126
                                             ============================

Supplemental cash flow information:
Interest payments, including
 approximately $2,920 and $1,286
 interest capitalized in 1996 and 1995,
 respectively                                   $  6,217         $  3,638

Noncash financing activity:
 Issuance of shares under employee plans        $  1,305         $    576

    The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND FORMATION

Columbus Realty Trust (the Company) was organized as a Texas real estate investment trust on October 12, 1993, to continue the multifamily operations of Columbus Realty Holdings, Inc. (CRH) and certain of its affiliates and predecessors (collectively, the Columbus Group). The Company commenced operations December 29, 1993, upon completion of an initial public offering of 6,898,566 common shares at a price of $17.25 per share.

Net proceeds from the public offering were $111,549,812 (before offering costs) and, in connection with the offering, the Company had drawn $15,000,000 on the credit facility, for total proceeds of $126,549,812. The proceeds were primarily used to pay off mortgage notes payable and the related debt prepayment penalties of the Columbus Group and of Texana-RAT II Associates, Inc. and certain of its affiliates (collectively, the Texana Group), and for the acquisition of the ownership interests of the Columbus Group and the Texana Group (collectively, the predecessors to Columbus Realty Trust).

Upon consummation of the public offering, the ownership interests of the Columbus Group in seven multifamily residential properties were transferred to the Company. Concurrently, the ownership interests of the Texana Group in five multifamily residential, two industrial, and one retail property were transferred to the Company. The properties are located primarily in the greater Dallas, Texas, metropolitan area.

In addition, the property management contracts of Single Star Realty, Inc. (an affiliate of the Texana Group) and CRH Management (an affiliate of the Columbus Group), were transferred to Columbus Management Services, Inc. (CMSI), a wholly owned subsidiary of the Company. CMSI manages the properties of the Company, as well as properties owned by other parties.

For financial reporting purposes, the ownership interests acquired were recorded by the Company at their historical values, with the exception of the payments made to the third-party owners, which have been accounted for under the purchase method of accounting. The payments made to third-party owners have been allocated to the related real estate based on their estimated fair values.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

                             COLUMBUS REALTY TRUST

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM UNAUDITED FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company. All adjustments were of a normal recurring nature except for the adjustments to reflect real estate transactions more fully described in Note 2. The operating results for the interim period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and accompanying footnotes included in the Columbus Realty Trust Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Annual Report"). Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   REAL ESTATE TRANSACTIONS

ACQUISITIONS OF DEVELOPMENT SITES

On January 23, 1996, the Company purchased two tracts of land in the Uptown district of Dallas, Texas, for approximately $5.0 million. Two smaller tracts of land adjacent to one of the sites were purchased during the second quarter of 1996 for approximately $185,000. Substantially all of the aggregate purchase prices for the sites were funded through the Company's credit facility.

On February 23, 1996, the Company acquired a multifamily development site in Ridgeland, Mississippi, for approximately $620,000. The purchase was funded through the Company's credit facility. Construction of a 240-unit apartment project, Columbus Pointe, began on the site in the second quarter of 1996.

COMPLETED CONSTRUCTION

The Company completed construction of three multifamily apartment projects during the second quarter of 1996. The aggregate development and construction costs of the projects as set forth in the table below have been reclassified from construction in progress to buildings and improvements in the Company's consolidated financial statements as of June 30, 1996.

                                                              Development
                                                                  and
                                   Number                     Construction
    Project Name       Location   of Units  Completion Date       Cost
    ------------      ----------  --------  ---------------   ------------
                                                             (in thousands)
Hackberry Creek II    Dallas, TX       192       April 1996        $ 9,503
The Abbey             Dallas, TX        34       April 1996          4,287
The Vineyard          Dallas, TX       116         May 1996          7,272
                                       ---                         -------
                                       342                         $21,062
                                       ===                         =======

                             COLUMBUS REALTY TRUST

2.   REAL ESTATE TRANSACTIONS (CONTINUED)

REAL ESTATE HELD FOR SALE

On June 1, 1996, the Company began marketing efforts to sell 130 condominium units owned in the Springstead and Villas of Valley Ranch condominium communities located in Dallas, Texas. The aggregate net book value of the condominium properties (cost, net of accumulated depreciation) totaling approximately $4.1 million has been classified as real estate held for sale in the Company's consolidated financial statements as of June 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

On June 28, 1996, the Company sold one condominium unit in the Villas of Valley Ranch condominium community for a net gain of approximately $42,000, as shown in the following table (in thousands):

                Sales price                       $ 91
                Cost of sale:
                 Net book value of real estate     (33)
                 Closing costs                      (9)
                 Other (a)                          (7)
                                                  ----
                Net gain on sale                  $ 42
                                                  ====

(a) Includes marketing and sales costs.

3.   SHAREHOLDER'S EQUITY

NET INCOME PER COMMON SHARE

Net income per common share has been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented.

SHARE BONUS PLAN NO. 2

On March 15, 1996, the Company issued 56,710 shares to certain employees under the Company's Share Bonus Plan No. 2 for a purchase price equal to par value ($.01 per share). The Share Bonus Plan No. 2 is more fully described in the 1995 Annual Report. The difference between the purchase price and the market price on the issuance date is approximately $1.1 million and will be recognized as compensation expense ratably over a three-year vesting period beginning on the issuance date. The issuance of the shares has been reflected in the Company's consolidated financial statements as noncash increases in other assets and paid-in capital.

                             COLUMBUS REALTY TRUST

3.   SHAREHOLDER'S EQUITY (CONTINUED)

MANAGEMENT INCENTIVE PLAN

On January 30, 1996, the Company established the Long-Term Management Incentive Plan (the "Management Incentive Plan") for the purpose of attracting and retaining individuals who will contribute to the Company's success while serving as Trust Managers, officers, and employees. The Management Incentive Plan will be administered by a committee of the Trust Managers, which will have the authority to grant a maximum of 500,000 common share option awards under the plan.

On March 15, 1996, the Company issued 11,124 common shares to executive employees for a purchase price equal to par value ($.01 per share) under the Management Incentive Plan. The difference between the purchase price and the market price on the grant date is approximately $214,000 and will be recognized as compensation expense ratably over a three-year vesting period beginning on the issuance date. The issuance of the shares has been reflected in the Company's consolidated financial statements as noncash increases in other assets and paid-in capital.

On May 20, 1996, the Company entered into Nonqualified Option Agreements (the "Option Agreements") with each of the Company's five non-employee Trust Managers pursuant to the Management Incentive Plan. The Option Agreements grant each Trust Manager the right to purchase up to 10,000 common shares at a purchase price of $19.125 per share. The options vest six months after the grant date and expire ten years after the grant date.

On May 30, 1996, the Company entered into Share Purchase Award Agreements (the "Award Agreements") with each of the Company's five non-employee Trust Managers pursuant to the Management Incentive Plan. The Award Agreements grant the non-employee Trust Managers the right to purchase up to 15,384 common shares for a purchase price of $19.50 per share and expire one year from the grant date.
Such purchases under the Award Agreements may, at the option of the participant, and subject to certain other restrictions, be funded with proceeds from a loan from the Company. The maximum loan amount under each of the Award Agreements is $150,000. Any such loans made pursuant to the Award Agreements will be evidenced by promissory notes bearing interest at a rate equal to the Company's cost of funds, with a maximum term of ten years and shall be secured by the stock purchased.

DISTRIBUTIONS

On January 16, 1996, the Company paid a dividend of approximately $4.3 million, or $0.375 per share, to shareholders of record on December 29, 1995. The Company received approximately $409,000 in proceeds from the sale of 21,122 shares issued concurrently with the dividend payment pursuant to the Dividend Reinvestment Plan.

On April 15, 1996, the Company paid a dividend of approximately $4.4 million, or $0.375 per share, to shareholders of record on March 25, 1996. The Company received approximately $780,000 in proceeds from the sale of 44,065 shares issued concurrently with the dividend payment pursuant to the Dividend Reinvestment Plan.

                             COLUMBUS REALTY TRUST

4.   NOTES PAYABLE

On June 7, 1996, Addison Circle One, Ltd., closed on a $21.3 million construction loan with Wells Fargo Realty Advisors Funding, Inc. (Wells Fargo). The loan will be funded in increments corresponding to the development and construction costs incurred to complete the Addison Circle One multifamily residential and retail project more fully described in the 1995 Annual Report. The Company, as general partner of Addison Circle One, Ltd., funded the initial development and construction costs of the project with a capital contribution of approximately $8.6 million in the fourth quarter of 1995. Construction of the project began in the first quarter of 1996.

The Wells Fargo loan is secured by a first lien deed of trust on the land and improvements comprising the project and a security interest in its rents and leases. Interest is due and payable monthly at LIBOR plus 165 basis points applied to the daily principal balance outstanding. The loan matures in June 1999 when the principal balance then outstanding is due. There were no draws on the construction loan as of June 30, 1996.

5.   TRANSACTIONS WITH AFFILIATES

Receivables from affiliates include the                 JUNE 30,  DECEMBER 31,
 following (in thousands):                                1996        1995
                                                      ------------------------
Advanced to condominium homeowners'
 associations                                              $  57     $  47
Advanced to non-management employees                          33        12
Receivable from Employee Stock Purchase
 Plan                                                          2         1
Receivable from owners of predecessors
 in connection with the acquisition of
 their interests                                              28         5
Advanced to affiliates in ordinary
 course of business for third-party
 property management                                           5       353
                                                           -----     -----

                                                           $ 125     $ 418
                                                           =====     =====

During the six months ended June 30, 1996, the Company received payments totaling approximately $247,000 from an affiliate for commissions and prepaid management fees related to the sale of a commercial property formerly managed by CMSI. The management fee portion of approximately $197,000 will be recognized ratably as income during the twelve month period ending December 31, 1996.

6.   CONTINGENCIES

The Company is subject to certain legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial statements.

7.   SUBSEQUENT EVENTS

DISTRIBUTION

On July 15, 1996, the Company paid a quarterly dividend of approximately $4.6 million, or $0.395 per share, to shareholders of record on June 28, 1996. The Company received approximately $987,000 in proceeds from the sale of 54,502 shares issued concurrently with the dividend payment pursuant to the Dividend Reinvestment Plan.

                             COLUMBUS REALTY TRUST

7.   SUBSEQUENT EVENTS (CONTINUED)

ACQUISITION OF DEVELOPMENT SITE

On July 18, 1996, the Company acquired a multifamily development site in the Uptown district of Dallas for approximately $1.2 million. The purchase was funded from the Company's working capital reserves. The purchase price will be included in a draw on the Company's credit facility when construction of the project begins.

REGISTRATION STATEMENT

On August 8, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission on Form S-3 pursuant to Rule 415 of the Securities Act of 1933. The Registration Statement registered an aggregate of $200 million of debt securities, common shares, preferred shares and securities warrants (collectively, the "Offered Securities"). The Offered Securities may be issued separately or together, in separate series, and in amounts and at prices and terms to be determined by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated financial statements of Columbus Realty Trust as of June 30, 1996 and 1995, and for the three and six month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

As of June 30, 1996, the Company owned 4,883 completed residential units in its real estate portfolio, a net increase of 428 units or approximately 10% over the 4,455 units held as of June 30, 1995. The increase in the number of residential units in the operating portfolio is the result of the Company's development and construction programs. One multifamily residential project was completed in the third quarter of 1995, and three additional multifamily residential projects were completed in the second quarter of 1996. As more fully described below, the projects completed in 1995 and 1996 have had a significant impact on the Company's results of operations upon completion of their leasing programs and stabilization of operations. The three projects completed in the second quarter of 1996 had an average occupancy rate of 98% as of June 30, 1996. As of June 30, 1996, the Company had five multifamily residential projects comprising 1,718 apartment units under construction.

Management believes that the presentation of funds from operations ("FFO") provides an appropriate measure of the Company's performance relative to other real estate investment trusts. The Company's calculation of FFO has been made in accordance with the definition of FFO approved by the National Association of Real Estate Investment Trusts (NAREIT) (i.e., net income, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus depreciation and amortization of real estate investments, and after adjustments for unconsolidated partnerships and joint ventures). FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to the Company, nor should it be considered as an alternative to net income as an indicator of operating performance. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be disclosed in conjunction with net income as presented in the financial statements and data included elsewhere in this Form 10-Q.

Funds from operations for the second quarter of 1996 totaled approximately $5.3 million or $0.45 per common share, compared with funds from operations of approximately $4.7 million or $0.41 per common share in the comparable prior period. During the six-month period ended June 30, 1996, funds from operations totaled approximately $10.4 million, or $0.88 per common share, compared with funds from operations of approximately $9.3 million or $0.81 per common share for the six months ended June 30, 1995. The increases in funds from operations of $540,000 or 11% in the three month period ended June 30, 1996, over the same three month period of 1995, and approximately $1.0 million or 11% in the six months ended June 30, 1996, over the comparable prior period are primarily attributable to the net operating income provided by the increased number of apartment units in Company's portfolio, partially offset by increases in the amount of expensed debt service in the current three and six-month periods. Interest expense increased due to the completion of two construction projects in the second and third quarters of 1995 and three construction projects in 1996. Interest on debt incurred for construction projects is capitalized prior to completion of construction. After construction is concluded, interest on such debt is expensed. The Company's operating results are more fully described below under "Results of Operations."

The following table reflects a reconciliation of net income as reported in the Company's consolidated financial statements to funds from operations for each of the three and six month periods ended June 30, 1996, and 1995.

                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             1996           1995          1996         1995
                                        --------------------------------------------------------
                                                              (in thousands)
Net income                                  $2,809         $2,491        $ 5,505       $5,037
Depreciation of real property                2,409          2,185          4,770        4,199
Amortization related to real property           48             50             97           96
                                            ------         ------        -------       ------
Funds from operations (1)                   $5,266         $4,726        $10,372       $9,332
                                            ======         ======        =======       ======

(1) Computed in accordance with NAREIT guidelines effective January 1, 1996.

The Company recognizes rental revenue from commercial tenants on a straight-line basis over the terms of the related leases. Net income includes the recognition of $1,000 and $9,000 of deferred rental income in the three months ended June 30, 1996, and 1995, respectively, and $2,000 and $5,000 of deferred rental income in the six months ended June 30, 1996, and 1995, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIOD ENDING JUNE 30, 1996 TO THREE MONTH PERIOD
- ---------------------------------------------------------------------------
ENDING JUNE 30, 1995
- --------------------

The Company's net income increased approximately $318,000 to approximately $2.8 million or $0.24 per common share for the three months ended June 30, 1996, compared with net income of approximately $2.5 million or $0.22 per common share
for the three months ended June 30, 1995.   Five multifamily apartment projects
which were under construction at the beginning of 1995 are now completed and have contributed to the Company's operating results in the second quarter of 1996. Included in net income for the three months ended June 30, 1996, is a net gain of $42,000 from the sale of a condominium unit at one of the Company's properties.

During the three months ended June 30, 1996, rental revenues totaled approximately $11.1 million, an increase of approximately $1.3 million or approximately 14% over rental revenues of approximately $9.7 million in the same three-month period of 1995. The Uptown Village and Ascension Point II multifamily residential development projects, which were completed and leased during May and September 1995, respectively, generated combined rental revenues of approximately $829,000 in the second quarter of 1996, an increase of $417,000 over the $412,000 generated by Uptown Village alone in the second quarter of 1995. The completion of the Hackberry II, Abbey and Vineyard projects in the second quarter of 1996 resulted in additional rental revenues of approximately $700,000 for the three months ended June 30, 1996 over 1995. Property management income decreased $67,000 or 48% in the second quarter of 1996 from the comparable prior period due to a decrease in apartment units and retail space managed for third-party owners. Interest and other revenues increased $231,000 or 59% in the three months ended June 30, 1996 over 1995 primarily due to increased non-rental income from the multifamily residential properties, including the incremental increase in non-rental income from the recently completed multifamily development projects, and increased yields earned on invested funds.

Total expenses during the three months ended June 30, 1996, were approximately $9.0 million, an increase of approximately $1.2 million or 16% over total expenses of approximately $7.8 million in the three months ended June 30, 1995. The increase in total expenses is primarily due to the growth in the size of the Company's multifamily residential operating portfolio, an increase in expensed interest, and higher accrued property tax expense on certain of the properties. The increase in the number of stabilized multifamily apartment units was the primary reason for the $140,000 or 18% increase in repairs and maintenance expenses during the second quarter of 1996 compared with 1995. The $127,000 or 27% increase in other property operating expenses in 1996 over 1995 is due to the additional apartments operating in 1996, as well as increased utilities and contract services costs at certain of the properties. Advertising expenses increased $33,000 or 24% in the second quarter of 1996 over 1995 primarily as a result of increased advertising and marketing incurred to support the leasing programs at the newly completed multifamily development projects and to maintain high occupancies at the remaining multifamily properties. Property administrative expenses increased $97,000 or 14% in the three months ended June 30, 1996, over 1995 primarily due to salaries and benefits for personnel managing the newly completed multifamily development properties. General and administrative expenses incurred for the Company's corporate activities decreased $62,000 or 10% in 1996 primarily due to lower franchise tax accruals. Real estate tax expense increased $262,000 or 21% in the three months ended June 30, 1996, over the respective prior period due to the additional properties operated in 1996 and higher accruals for increased tax assessments expected on certain of the properties.

Interest expense increased $465,000 or 33% in the second three months of 1996 compared with 1995 as a result of the increase in non-development debt outstanding at the end of each of the two periods. The Company's average non-development debt outstanding under the Credit Facility (as defined below), plus other fixed-rate debt, was approximately $102.3 million in the second quarter of 1996 compared with an average non-development debt balance of approximately $72.0 million in the second quarter of 1995. The Company's average interest rate for non-development debt under the Credit Facility was 7.123% in the three months ended June 30, 1996, compared with an average interest rate of 7.856% on non-development debt under the Credit Facility in the same period of

1995. Interest related to amortization of deferred financing costs decreased $51,000 or 36% in 1996 from 1995 primarily due to a decrease in amortization of capitalized bank fees. The Company incurred deferred bank commitment fees of approximately $800,000 in fiscal 1993 when it obtained its original $80 million credit facility. The fees became fully amortized in the fourth quarter of 1995, corresponding to the credit facility's original maturity date.

Depreciation and amortization expense increased approximately $204,000 or 9% in the second three months of 1996 compared with the same three month period of 1995. The additional apartment units added to the Company's operating portfolio in 1995 and 1996 resulted in $263,000 of additional depreciation and amortization expense. This increase was partially offset by decreases in depreciation of computer equipment and furnishings which have become fully depreciated at certain properties and at the Company's corporate offices.

The Company invested approximately $21.2 million, in total, in its real estate portfolio during the three months ended June 30, 1996. Approximately $20.2 million was invested in the development and construction of eight multifamily residential apartment projects. The Company invested approximately $200,000 to purchase two tracts of land adjacent to two multifamily residential development sites purchased in the first quarter of 1996. Additionally, the Company invested approximately $800,000 in total for capital improvements and purchases of furniture, fixtures, and equipment in the second three months of 1996. The components of these capital investments were (a) $572,000 invested in improvements to the multifamily residential properties held in the Company's real estate portfolio for one year or longer, (b) $185,000 invested in capital improvements to a property acquired in the first quarter of 1995, (c) $23,000 invested in tenant improvements and capital expenditures for the Company's retail and industrial properties, and (d) $20,000 invested in furniture, fixtures, and equipment for the corporate offices. More detailed information regarding the capital investments made in the three months ended June 30, 1996, is set forth in the following table.

Summary of capital improvements for the three months ended June 30, 1996:

                                       Stabilized Properties (1)      Acquisition Properties (2)               Totals
                                    ------------------------------  ------------------------------  ------------------------------
                                        Amount         Per Unit         Amount         Per Unit         Amount         Per Unit
                                    --------------  --------------  --------------  --------------  --------------  --------------
                                    (in thousands)                  (in thousands)                  (in thousands)
Multifamily residential properties
- ----------------------------------
Recurring expenditures
 Floor coverings (3)                     $ 67          $ 14.04           $  5          $   35.43         $ 72          $ 14.74
 Appliances                                 8             1.79             13              81.81           21             4.43
 Exterior repairs                         124            26.37             10              68.07          134            27.74
 Furniture, fixtures, & equipment          91            19.63             70             434.62          161            33.34
 Other                                     38             7.90              1               5.87           39             7.83
                                  ------------------------------------------------------------------------------------------------
Subtotal - recurring                      328            69.73             99             625.80          427            88.08

Revenue generating                         39             8.30              -                  -           39             8.03

Major renovations                         205            43.86             86             539.37          291            60.22
                                  ------------------------------------------------------------------------------------------------
Total multifamily residential            $572          $121.89           $185          $1,165.17          757          $156.33
                                  ==============================================================                    ==============

Industrial and retail properties (4)                                                                                Per Sq. Ft
- -----------------------------------                                                                                 ----------
Tenant improvements                                                                                         9          $  0.01
Commissions                                                                                                 3              .01
Other                                                                                                      11              .02
                                                                                                ----------------------------------
Total industrial and retail                                                                                23          $  0.04
                                                                                                                    ==============
Corporate purchases of furniture,
 fixtures, and equipment                                                                                   20
                                                                                                -------------
 Total                                                                                                   $800
                                                                                                =============

- -------------------------------------------------
Notes:
(1) Multifamily residential properties owned for one year or more as of January 1, 1996, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 29, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units for the three months ended June 30, 1996, was 4,685.

(2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1996. Per unit computations are based on 160 units.
(3) Carpet additions of $8,000 at Windhaven Apartments are included, but have been charged against an escrow established pursuant to a master lease on the property.
(4) Total leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.

COMPARISON OF SIX MONTH PERIOD ENDING JUNE 30, 1996 TO SIX MONTH PERIOD ENDING
- ------------------------------------------------------------------------------
JUNE 30, 1995
- -------------

The Company's net income increased $468,000 to approximately $5.5 million or $0.47 per common share for the six months ended June 30, 1996, compared with net income of approximately $5.0 million or $0.44 per common share for the six months ended June 30, 1995, primarily as a result of operations from the five multifamily construction projects that were completed and leased during the second half of 1995 or the first six months of 1996. Included in net income for the six months ended June 30, 1996, is a net gain of $42,000 from the sale of a condominium unit at one of the Company's properties.

Rental revenues totaled approximately $21.4 million during the six months ended June 30, 1996, an increase of $2.7 million or 14% over rental revenues of approximately $18.7 million in the comparable six month period of 1995. During the six months ended June 30, 1996, the Company received approximately $1.1 million of additional rental income from the four multifamily development projects completed and leased during the latter half of 1995 or in the second quarter 1996. The Uptown Village Apartments, which was completed in May 1995, contributed approximately $856,000 more in rental income in the six months ended June 30, 1996, than it generated in the first half of 1995. The remaining increase in rental revenues in the first half of 1996 over 1995 is the result of rental rate increases at the remaining properties. Property management income decreased $145,000 or 49% in the six months ended June 30, 1996 from the same six month period of 1995 due to a decrease in apartment units and retail space managed for third-party owners. Interest and other revenues increased $439,000 or 59% in 1996 over 1995 primarily due to increased non-rental income from the properties, including the incremental increase in non-rental income from the recently completed development projects, increased yields earned on invested funds, and a $50,000 nonrecurring marketing commission earned pursuant to the sale of a commercial property formerly managed for an affiliate of the Company.

Total expenses during the six months ended June 30, 1996, were approximately $17.2 million, an increase of approximately $2.6 million or 18% over total expenses of approximately $14.6 million in the same six month period of 1995. The increase in total expenses is primarily due to the growth in the size of the Company's residential operating portfolio as a result of its development and construction program, an increase in expensed interest, and higher property tax accruals on certain of the properties. The increase in the number of stabilized apartment units was the primary reason for the $238,000 or 16% increase in repairs and maintenance expenses and the $283,000 or 31% increase in other property operating expenses. Advertising expenses increased $23,000 or 9% in 1996 over 1995 primarily as a result of increased advertising and marketing incurred to support the leasing programs at the newly completed development projects and to maintain high occupancies at the remaining properties. Property administrative expenses increased $274,000 or 20% in the six months ended June 30, 1996, over 1995 due to annual salary and benefits increases and the additional salaries and benefits for personnel managing the newly completed development properties. General and administrative expenses incurred for the Company's corporate activities decreased $20,000 or 2% in the six months ended June 30, 1996, primarily as a result of lower travel expenses and franchise tax accruals. Real estate tax expense increased $508,000 or 21% in the first six months of 1996 over the comparable prior period due to the additional properties operated in 1996 and due to higher accruals for increased tax assessments expected on certain of the properties.

Interest expense increased $849,000 or 34% in the six months ended June 30, 1996 compared with the six months ended June 30, 1995 as a result of the increase in non-development debt outstanding in the two periods. The Company's average non-development debt outstanding under the Credit Facility, plus other fixed-rate debt, was approximately $92.1 million for the six months ended June 30, 1996, compared with an average non-development debt balance of $64.5 million in the comparable six-month period of 1995. The Company's average interest rate for non-development debt under the Credit Facility was 7.093% in the six months ended June 30, 1996, compared with an average interest rate of 7.925% on non-development debt under the Credit Facility in the same period of 1995.

Interest related to amortization of deferred financing costs decreased $115,000 or 42% in 1996 from 1995 because certain deferred bank fees became fully amortized in the fourth quarter of 1995, and as a result of increased proportionate borrowings under the Credit Facility for development activities, which decreased the pro-rata share of amortization attributable to operating activities.

Depreciation and amortization expense increased approximately $545,000 or 12% in the six months ended June 30, 1996, compared with the six months ended June 30, 1995. The addition of five multifamily residential properties to the operating portfolio in 1995 and 1996 resulted in $435,000 of additional depreciation and amortization expense. Depreciation and amortization of the real property and fixed assets on the remaining operating portfolio and on furnishings and equipment at the corporate offices increased $110,000 overall. The increased depreciation and amortization due to capital improvements undertaken at certain properties in 1995 and 1996 more than offset decreases in depreciation and amortization of short-lived equipment and furnishings which have become fully depreciated at certain properties and at the Company's corporate offices.

The Company invested approximately $39.8 million, in total, in its real estate portfolio during the six months ended June 30, 1996. Approximately $32.7 million was invested in the development and construction of eight multifamily residential apartment projects. The Company acquired two new multifamily residential development sites for approximately $5.8 million, in aggregate, in the six months ended June 30, 1996. Additionally, the Company invested approximately $1.3 million in total for capital improvements and purchases of furniture, fixtures, and equipment in the first half of 1996. The components of these capital investments were (a) approximately $1.0 million invested in improvements to the multifamily residential properties held in the Company's real estate portfolio for one year or longer, (b) $233,000 invested in capital improvements to a property acquired in the first quarter of 1995, (c) $62,000 invested in tenant improvements and capital expenditures for the Company's retail and industrial properties, and (d) $50,000 invested in furniture, fixtures, and equipment for the corporate offices. More detailed information regarding the capital investments made in the six months ended June 30, 1996, is set forth in the following table.

Summary of capital improvements for the six months ended June 30, 1996:

                                       Stabilized Properties (1)      Acquisition Properties (2)                Totals
                                    ------------------------------  -----------------------------  -------------------------------
                                        Amount         Per Unit         Amount         Per Unit         Amount         Per Unit
                                    --------------  --------------  --------------  --------------  --------------  --------------
                                    (in thousands)                  (in thousands)                  (in thousands)
Multifamily residential properties
- ----------------------------------
Recurring expenditures
 Floor coverings (3)                    $   91          $ 19.97           $ 10        $   63.73        $  101           $ 21.46
 Appliances                                 10             2.29             13            81.81            23              5.00
 Exterior repairs                          222            48.87             21           134.06           243             51.78
 Furniture, fixtures, & equipment          135            29.86            100           623.61           235             50.10
 Other                                      56            12.31              3            16.54            59             12.46
                                      --------------------------------------------------------------------------------------------
Subtotal - recurring                       514           113.30            147           919.75           661            140.80

Revenue generating                          48            10.61              -                -            48             10.24

Major renovations                          444            97.96             86           539.37           530            113.01
                                      --------------------------------------------------------------------------------------------
Total multifamily residential           $1,006          $221.87           $233        $1,459.12         1,239           $264.05
                                      =========================================================                     ==============

Industrial and retail properties (4)                                                                                 Per Sq. Ft
- --------------------------------------                                                                               ----------
Tenant improvements                                                                                        33           $  0.06
Commissions                                                                                                 3               .01
Other                                                                                                      26               .05
                                                                                               -----------------------------------
Total industrial and retail                                                                                62           $  0.12
                                                                                                                    ==============

Corporate purchases of furniture,
 fixtures, and equipment                                                                                   50
                                                                                               --------------
 Total                                                                                                 $1,351
                                                                                               ==============

Summary of capital improvements for the six months ended June 30, 1996, continued:

- -------------------------------------------------

Notes:
(1) Multifamily residential properties owned for one year or more as of January 1, 1996, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 29, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units for the six months ended June 30, 1996, was 4,534.
(2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1996. Per unit computations are based on 160 units.
(3) Carpet additions of $19,000 at Windhaven Apartments are included, but have been charged against an escrow established pursuant to a master lease on the property, and are reflected in the net effect of changes in other assets and liabilities in the Company's statements of cash flows.
(4) Total leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.

During the six-month period ended June 30, 1995, the Company invested approximately $31.2 million in total for the acquisition of and improvements to real estate investments. Included in this total are: (a) approximately $22.6 million of incremental costs on nine projects under development and construction, (b) the March 1995 acquisition of a multifamily residential property for approximately $6.6 million, and (c) approximately $2.0 million incurred for capital improvements and purchases of furnishings and equipment at the Company's operating properties, principally those acquired during 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow, totaling approximately $44.1 million during the six months ended June 30, 1996, were approximately $38.7 million provided from borrowings on the Credit Facility more fully described below, approximately $4.1 million provided by operations, and approximately $1.3 million of proceeds from sales of common shares through employee and shareholder plans. The Company's primary uses of cash, totaling approximately $49.2 million during the same six-month period, were approximately $32.7 million for construction costs on eight development projects, approximately $8.7 million for payments of dividends, approximately $5.8 million for acquisition of real estate development sites, approximately $1.3 million for capital improvements and purchases of furniture, fixtures, and equipment, $414,000 for principal payments on notes payable, and $257,000 for financing costs.

The Company has historically used cash flow from operations to meet its dividend payments and short term liquidity requirements, and a combination of equity, mortgage debt, and credit line debt to finance its development and acquisition activities. The Company has established a $170 million credit line (the "Credit Facility") with several lenders as the primary source of acquisition and development capital, with a view towards replacing that debt following acquisition (or completion, in the case of a development property) as market conditions warrant, with either long term fixed rate debt or permanent equity. As of August 8, 1996, the Company had a total of $187.7 million in outstanding debt, consisting of $127.4 million under the Credit Facility (of which $82.1 million was drawn for development in progress) and $60.3 million in fixed rate debt with an average maturity of 5.7 years.

Long-term Financing Arrangements
- --------------------------------

The Company's long-term financing includes a $50 million loan from Nationwide Life Insurance Company ("the Nationwide Loan") which bears interest at a fixed rate of 7.45% and matures in December 2002, with a 25-year principal amortization schedule. The loan has a current outstanding balance of $49.5 million, and is collateralized by eight properties formerly pledged as part of the collateral pool securing the Credit Facility. In November 1995 the Company used the gross proceeds from the Nationwide Loan to retire an equivalent amount of variable rate debt outstanding under the Credit Facility, simultaneously releasing the eight properties as collateral for the Nationwide Loan. The Company completed the refinancing with the goal of fixing its cost on a significant portion of the Company's debt and reducing exposure to future interest rate increases.

On March 15, 1996, the Company and its lenders under the Credit Facility agreed to amend the terms of the Company's $170 million loan to (a) increase the allowable collateral value of the properties securing the loan, (b) reduce the interest rate to LIBOR plus 165 (previously 175) basis points on completed property debt and to LIBOR plus 205 (previously 225) basis points on development property debt, subject to an average minimum yield maintenance of a 185 basis point spread, and (c) modify certain financial loan covenants. Full use of the $170 million available in the facility is subject to the Company's ability to provide acceptable incremental collateral to the lenders during the term of the loan. While such collateral is not currently available to fully utilize the committed loan amount, the Company believes it will be able to meet collateral requirements under the terms of the Credit Facility well in advance of its funding requirements. The latest modifications in the terms of the Credit Facility reflect the desire of the Company and its lenders to bring the pricing and collateral value specified in the loan agreement in line with current market conditions for similar financing, and to establish financing commitments sufficient to complete the Company's five developments in progress. It is also contemplated that the Credit Facility will be used for partial funding of two future developments on sites which were acquired in January 1996 and a third development site acquired in July 1996. These eight developments are presently expected to contain a total of approximately 2,287 residential units with a projected total cost of approximately $179.5 million, of which $156.1 million is anticipated to be funded from the Credit Facility and internally generated cash flow, and $23.4 million from other third party development debt or joint venture partner equity. All except two of the identified developments are expected to be completed and funded prior to December 31, 1997, the maturity date of the Credit Facility.

In order to fund the remaining cost of its developments in progress, and to start and complete new developments on the acquired sites, the Company will require funds of approximately $31.4 million in excess of that available under the Credit Facility. Because of this, while the Company currently intends to continue to use the Credit Facility as its primary source of development financing, it may in the future use additional third party debt, cash flow from operations, and other sources of debt or equity to fund acquisitions and development costs, or to refinance a portion of the Credit Facility before maturity when deemed appropriate. With respect to any development properties, the Company intends to fund interest payments through additional draws on the Credit Facility or other loan sources until such properties are completed and begin to provide sufficient income to satisfy debt service requirements and operating expenses. When the Credit Facility matures on December 31, 1997, the Company will be required to secure substitute financing for any balance then outstanding.

On June 7, 1996, Addison Circle One, Ltd., closed on a $21.3 million construction loan with Wells Fargo Realty Advisors Funding, Inc. The loan will be funded in increments corresponding to the development and construction costs incurred to complete the Addison Circle One multifamily and retail project. The Company, as general partner of Addison Circle One, Ltd., funded the initial development and construction costs of the project with a capital contribution of approximately $8.6 million funded from the Credit Facility in the fourth quarter of 1995. Construction of the project began in the first quarter of 1996. The loan is secured by a first lien deed of trust on the land and improvements comprising the project and a security interest in its rents and leases.
Interest is due and payable monthly at LIBOR plus 165 basis points applied to the daily principal balance outstanding. The loan matures in June 1999 when the principal then outstanding is due. There had been no draws on the construction loan as of August 8, 1996.

On August 8, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission on Form S-3 to register an aggregate of $200 million of debt securities, common shares, preferred shares and securities warrants (collectively, the "Offered Securities"). The Offered Securities may be issued separately or together, in separate series, and in amounts and at prices and terms to be determined by market conditions at the time of offering. The proceeds from any future sales of the Offered Securities would be used for general Company purposes, which may include the development and acquisition of multifamily residential properties and the repayment of secured or unsecured indebtedness.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contain certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations which involve a number of risks and uncertainties, including, but not limited to, risks due to the market concentration of the Company's properties in Dallas, Texas and particularly the Uptown District; risks associated with the acquisition, construction and development of multifamily residential properties, including the risk of oversupply of units or a reduction in demand for apartment units, risks associated with delays in construction and lease-up, cost overruns, and risks that the Company's acquisition and development properties will fail to perform as expected; real estate financing risks such as availability of debt or equity financing in the future and the risk of increasing rates for such financing as well as other risks listed from time to time in the Company's reports filed with the SEC.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor its properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and none of which are expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 2.   CHANGES IN SECURITIES

Pursuant to the Credit Facility described more fully in the Company's 1995 Annual Report, the Company is prohibited from paying or declaring dividends in excess of the sum of 90% of the Company's funds from operations (as defined therein) and net taxable gains realized in each year from property sales. This restriction has not, to date, affected the distributions declared or payable to shareholders nor does the Company anticipate that this restriction will affect the distributions payable to shareholders in the future.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The Company's annual meeting of shareholders was held May 20, 1996.

              (c)  (1)  The shareholders reelected the three Trust Managers
                        (Class II) nominated by the Board of Trust Managers to serve three year terms:


                                            Affirmative   Negative   Abstentions
                                            ------------  ---------  -----------
                        Richard L. Bloch      10,096,284     77,458      N/A
                        James C. Leslie       10,049,940    123,802      N/A
                        Jack Kemp             10,094,677     79,065      N/A

                        The terms of office of Robert L. Shaw, Will Cureton, Roger T. Staubach, Hugh G. Robinson, and Gregg L. Engles continued after the meeting.


                   (2) The shareholders approved an amendment of the Company's Declaration of Trust to reflect certain revisions to the Texas Real Estate Investment Trust Act.

                                            Affirmative   Negative   Abstentions
                                            ------------  ---------  -----------
                                               8,183,382    172,298     25,105

                   (3) The shareholders approved the Company's Employee Stock Purchase Plan pursuant to which employees of the Company may purchase the Company's common shares for 85% of the fair market value of the shares on the exercise date. Up to 100,000 common shares may be issued pursuant to the plan.

                                            Affirmative   Negative   Abstentions
                                            ------------  ---------  -----------
                                               8,181,621    171,093     28,070

                   (4) The shareholders approved the Company's Management Incentive Plan pursuant to which a committee of the Trust Managers may award share options to Trust Managers, officers and employees of the Company. Options to purchase up to 500,000 common shares may be awarded under the plan.

                                            Affirmative   Negative   Abstentions
                                            -----------   --------   -----------
                                              5,919,110  2,420,058        41,117

                   (5) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1996.

                                            Affirmative   Negative   Abstentions
                                            -----------   --------   -----------
                                             10,141,026     12,621        20,094

ITEM 5.   OTHER INFORMATION

              None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   Exhibit No.         Description
                   -----------         -----------

                   19.1 Renewal Promissory Note between the Company and Wells
                        Fargo Realty Advisors Funding, Inc. dated June 12, 1996.

                   27   Financial Data Schedule

              (b)  Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLUMBUS REALTY TRUST
(Registrant)



\s\ Robert L. Shaw                              August 14, 1996
- ------------------------------------------      ---------------
Robert L. Shaw                                  Date
Chief Executive Officer and Trust Manager
(Principal Executive Officer)



\s\ Richard R. Reupke                           August 14, 1996
- ------------------------------------------      ---------------
Richard R. Reupke                               Date
Chief Financial Officer
(Principal Financial and Accounting
 Officer)