Form 10-Q
period 1996-09-30
COLUMBUS REALTY TRUST
filed 1996-11-12
CIK 913602

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended                 Commission File Number 001-12684
     September 30, 1996


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


                                (972) 387-1492
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

There were 12,979,333 common shares of beneficial interest, $0.01 par value per share, outstanding at November 7, 1996.

Index to exhibits: 20
Total pages: 21

                             COLUMBUS REALTY TRUST

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
   Item 1. Financial Statements

       Consolidated Balance Sheets of Columbus Realty Trust as
         of September 30, 1996 and December 31, 1995...................      3

       Consolidated Statements of Operations of Columbus Realty Trust
         for the three and nine months ended September 30, 1996 and
         1995..........................................................      4

       Consolidated Statements of Cash Flows of Columbus Realty Trust
         for the nine months ended September 30, 1996 and 1995.........      5

       Notes to Consolidated Financial Statements......................      6


   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     12


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings...........................................     20
   Item 2. Changes in Securities.......................................     20
   Item 3. Defaults Upon Senior........................................     20
   Item 4. Submission of Matters to a Vote of Security Holders.........     20
   Item 5. Other Information...........................................     20
   Item 6. Exhibits or Reports on Form 8-K.............................     20

SIGNATURES.............................................................     21

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                             COLUMBUS REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1996           1995
                                                    ----------------------------
                 ASSETS                              (Unaudited)
Real estate:
  Land                                                $ 54,399       $ 48,104
  Buildings and improvements                           284,027        232,428
  Furniture, fixtures, and equipment                     4,649          4,433
  Construction in progress                              43,351         50,081
                                                    ----------------------------
                                                       386,426        335,046
  Less accumulated depreciation                        (37,505)       (31,667)
                                                    ----------------------------
  Real estate held for investment                      348,921        303,379
  Real estate held for sale                              4,106              -
                                                    ----------------------------
                                                       353,027        303,379

Cash and cash equivalents                                4,833         11,224
Accounts receivable                                        515            861
Receivables from affiliates                                135            418
Deferred charges, net of accumulated
 amortization                                            1,940          2,249
Other assets                                             4,713          2,845
                                                    ----------------------------
Total assets                                          $365,163       $320,976
                                                    ============================

       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                       $193,750       $145,492
  Accrued dividends                                      4,635          4,322
  Accounts payable and accrued
    expenses                                             2,018          4,912
  Accrued interest                                         375            292
  Accrued property taxes                                 4,963          5,203
  Tenant security deposits                               1,630          1,273
  Prepaid rent                                             470            592
  Minority interest                                      2,063          2,063
                                                    ----------------------------
Total liabilities                                      209,904        164,149

Shareholders' equity:
  Preferred shares, $ .01 par value;
   10,000,000 shares authorized;
   none issued or outstanding                                -              -
  Common shares, $ .01 par value;
   100,000,000 shares authorized;
   11,733,571 and 11,524,618 shares
   issued at September 30, 1996, and
   December 31, 1995, respectively                         117            115
  Additional paid-in capital                           179,737        176,061
  Retained earnings (deficit)                          (24,589)       (19,343)
                                                    ----------------------------
                                                       155,265        156,833
  Less 900 common shares in treasury,
   at cost                                                  (6)            (6)
                                                    ----------------------------
Total shareholders' equity                             155,259        156,827
                                                    ----------------------------
Total liabilities and shareholders'
 equity                                               $365,163       $320,976
                                                    ============================

    The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)

                                          THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                               1996             1995                1996            1995
                                          ----------------------------------------------------------------------
Revenue:
 Rental                                       $    11,953      $    10,103      $    33,320     $    28,753
 Property management                                   75              115              223             409
 Interest and other                                   526              450            1,706           1,191
                                          ----------------------------------------------------------------------
Total revenue                                      12,554           10,668           35,249          30,353

Expenses:
 Repairs and maintenance                              935              840            2,637           2,304
 Other property operating                             717              541            1,908           1,449
 Advertising                                          222              151              503             409
 General and administrative - properties              733              700            2,355           2,048
 General and administrative - corporate               523              466            1,569           1,532
 Real estate taxes                                  1,607            1,271            4,544           3,700
 Interest                                           2,276            1,525            5,640           4,040
 Interest related to amortization of
  deferred financing costs                            114              139              272             413

 Depreciation and amortization                      2,617            2,385            7,549           6,771
                                          ----------------------------------------------------------------------
Total expenses                                      9,744            8,018           26,977          22,666
                                          ----------------------------------------------------------------------

Income from operations                              2,810            2,650            8,272           7,687
Gain on sale of real estate (Note 2)                   38                -               81               -
                                          ----------------------------------------------------------------------
Net income                                    $     2,848      $     2,650      $     8,353     $     7,687
                                          ======================================================================

Net income per common share, primary
 and fully diluted:
 Income from operations                             $0.24            $0.23            $0.70           $0.67
 Gain on sale of real estate                            -                -              .01               -
                                          ----------------------------------------------------------------------
 Net income                                         $0.24            $0.23            $0.71           $0.67
                                          ======================================================================

Weighted average number of common
 shares outstanding (including common
 share equivalents):
 Primary                                       11,827,147       11,573,109       11,754,744      11,517,888
 Fully diluted                                 11,895,042       11,574,090       11,781,269      11,530,966

    The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                   1996             1995
                                              -------------------------------
OPERATING ACTIVITIES
Net income                                       $  8,353         $  7,687
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization                     7,549            6,771
  Amortization of deferred financing
   costs                                              272              413
  Gain on sale of real estate                         (81)               -
  Net effect of changes in operating
   assets and liabilities                          (4,502)             137
                                              -------------------------------
Net cash provided by operating
 activities                                        11,591           15,008

INVESTING ACTIVITIES
Payment of construction costs                     (46,335)         (37,082)
Acquisition of property                            (7,095)          (6,648)
Improvements to real estate investments            (1,542)          (2,548)
Purchase of furniture, fixtures, and
 equipment                                           (265)            (459)

Proceeds from sale of real estate                     171                -
                                              -------------------------------
Net cash used in investing activities             (55,066)         (46,737)

FINANCING ACTIVITIES
Proceeds from notes payable                        48,884           43,249
Payment of notes payable                             (626)             (87)
Payment of financing costs                           (262)            (490)
Payment of dividends                              (13,285)         (12,870)
Proceeds from employee and shareholder
 plans                                              2,538              735
Payment of offering costs                            (165)            (227)
                                              -------------------------------
Net cash provided by financing
 activities                                        37,084           30,310
                                              -------------------------------

Net decrease in cash and cash
 equivalents                                       (6,391)          (1,419)
Cash and cash equivalents at beginning
 of period                                         11,224            4,943
                                              -------------------------------
Cash and cash equivalents at end of
 period                                          $  4,833         $  3,524
                                              ===============================

Supplemental cash flow information:
Interest payments, including
 approximately $4,135 and $2,070
 interest capitalized in 1996 and 1995,
 respectively                                    $  9,692         $  5,923

Noncash financing activity:
 Issuance of shares under employee plans         $  1,305         $    807

    The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

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

                             COLUMBUS REALTY TRUST

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM UNAUDITED FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company. All adjustments were of a normal recurring nature except for the adjustments to reflect real estate transactions more fully described in Note 2. The operating results for the interim period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and accompanying footnotes included in the Columbus Realty Trust Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Annual Report"). Certain prior year amounts have been reclassified to conform to the current year presentation.

2. REAL ESTATE TRANSACTIONS

ACQUISITIONS OF DEVELOPMENT SITES

On January 23, 1996, the Company purchased two tracts of land as multifamily residential development sites in the Uptown district of Dallas, Texas, for approximately $5.0 million. Two smaller tracts of land adjacent to one of the sites were purchased during the second quarter of 1996 for approximately $185,000. The aggregate purchase prices for the sites were funded through the Company's Credit Facility, more fully described in the 1995 Annual Report. Another multifamily development site in the Uptown district was acquired on July 18, 1996, for approximately $1.3 million. The purchase was funded from the Company's working capital reserves and will be included in a development cost draw on the Credit Facility in the fourth quarter of 1996. Construction of a 182-unit multifamily residential project began on the latter site in August, 1996.

The Company acquired a multifamily residential development site in Ridgeland, Mississippi, for approximately $620,000 on February 23, 1996. The purchase was funded through the Company's Credit Facility. Construction of a 240-unit apartment project, Columbus Pointe, began in the second quarter of 1996.

COMPLETED CONSTRUCTION

The Company completed construction of five multifamily apartment projects during the nine months ended September 30, 1996. The aggregate development and construction costs of the projects as set forth in the table below have been reclassified from construction in progress to buildings and improvements in the Company's consolidated financial statements as of September 30, 1996.

                                                                 Development/
                                   Number                        Construction
    Project Name       Location   of Units  Completion Date          Cost
--------------------  ----------  --------  ---------------     --------------
                                                                (in thousands)

Hackberry Creek II    Dallas, TX     192       April 1996           $ 9,563
The Abbey             Dallas, TX      34       April 1996             4,344
The Vineyard          Dallas, TX     116        May 1996              7,359
Winsted Village       Dallas, TX     314        July 1996            15,907
Columbus Square       Dallas, TX     218     September 1996          17,699
                                     ---                            -------
                                     874                            $54,872
                                     ===                            =======

                             COLUMBUS REALTY TRUST

2. REAL ESTATE TRANSACTIONS (CONTINUED)

REAL ESTATE HELD FOR SALE

On June 1, 1996, the Company began marketing efforts to sell 130 condominium units owned in the Springstead and Villas of Valley Ranch condominium communities located in Dallas, Texas. The aggregate net book value of the condominium properties (cost, net of accumulated depreciation) totaling approximately $4.1 million has been classified as real estate held for sale in the Company's consolidated financial statements as of September 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Two units in the Villas of Valley Ranch condominium community were sold in the nine months ended September 30, 1996 for a net gain of approximately $81,000, as shown in the following table (in thousands):

                     Sales prices                       $171
                     Costs of sales:
                       Net book value of real estate     (61)
                       Closing costs                     (14)
                       Marketing and sales costs         (15)
                                                        ----
                     Net gain on sales                  $ 81
                                                        ====

3. SHAREHOLDERS' EQUITY

NET INCOME PER COMMON SHARE

Net income per common share has been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented.

SHARE OPTION PLANS

The Company had 1,696,920 share options outstanding at September 30, 1996, under share option plans established for Trust Managers, officers and employees as summarized in the following table:

                                      Share Option     Management               Total
                                          Plan       Incentive Plan   Other    Options
                                      ------------   --------------  -------  ---------
Outstanding, December 31, 1995 (a)      1,245,000             -      340,000  1,585,000
Options granted (b)                             -       126,920            -    126,920
Options exercised (c)                     (15,000)            -            -    (15,000)
                                        ---------       -------      -------  ---------
Outstanding, September 30, 1996         1,230,000       126,920      340,000  1,696,920
                                        =========       =======      =======  =========

(a)  Exercise prices range from $17.25 to $19.8375 per share.
(b) Exercise prices range from $19.125 to $19.50 per share. See also "Management Incentive Plan".
(c)  Exercise prices ranged from $17.25 to $18.25 per share.

                             COLUMBUS REALTY TRUST

3. SHAREHOLDERS' EQUITY (CONTINUED)

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

MANAGEMENT INCENTIVE PLAN

On January 30, 1996, the Company established the Long-Term Management Incentive Plan (the "Management Incentive Plan") for the purpose of attracting and retaining individuals who will contribute to the Company's success while serving as Trust Managers, officers, and employees. The Management Incentive Plan will be administered by a committee of the Trust Managers, which will have the authority to grant maximum awards of 500,000 common shares or options to purchase common shares under the plan.

The Company issued 11,124 common shares to executive employees for a purchase price equal to par value ($.01 per share) under the Management Incentive Plan on March 15, 1996. The difference between the purchase price and the market price on the grant date is approximately $214,000 and will be recognized as compensation expense ratably over a three-year vesting period beginning on the issuance date. The issuance of the shares has been reflected in the Company's consolidated financial statements as noncash increases in other assets and paid-in capital.

The Company entered into Nonqualified Option Agreements (the "Option Agreements") with each of the Company's five non-employee Trust Managers pursuant to the Management Incentive Plan on May 20, 1996. The Option Agreements grant each Trust Manager the right to purchase up to 10,000 common shares at a purchase price of $19.125 per share. The options vest six months after the grant date and expire ten years after the grant date.

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

                             COLUMBUS REALTY TRUST

3. SHAREHOLDERS' EQUITY (CONTINUED)

DISTRIBUTIONS

Three quarterly distributions, totaling approximately $13.3 million, had been paid to shareholders as of September 30, 1996. As summarized in the following table, the Company received proceeds of approximately $2.2 million for common shares issued concurrently with the distributions pursuant to the Dividend Reinvestment Plan.

                                                 Proceeds From   Shares Issued
                                                    Dividend     Under Dividend
 Record   Payment  Distribution      Total        Reinvestment    Reinvestment
  Date      Date     Per Share     Distribution      Plan            Plan
--------  -------  ------------  --------------  --------------  --------------
                                 (in thousands)  (in thousands)
12/29/95  1/16/96     $0.375         $ 4,322          $  419         22,447
3/25/96   4/15/96      0.375           4,357             780         44,065
6/28/96   7/15/96      0.395           4,606             997         55,054
                      ------         -------          ------        -------
                      $1.145         $13,285          $2,196        121,566
                      ======         =======          ======        =======

4. NOTES PAYABLE

On June 7, 1996, Addison Circle One, Ltd., a subsidiary of the Company, obtained a $21.3 million construction loan from Wells Fargo Realty Advisors Funding, Inc. (Wells Fargo). The loan will be funded in increments corresponding to the development and construction costs incurred to complete the Addison Circle One multifamily residential and retail project more fully described in the 1995 Annual Report. The Company, as general partner of Addison Circle One, Ltd., funded the initial development and construction costs of the project with a capital contribution of approximately $8.6 million in the fourth quarter of 1995. Construction of the project began in the first quarter of 1996.

The Wells Fargo loan is secured by a first lien deed of trust on the land and improvements comprising the project and a security interest in its rents and leases. Interest is due and payable monthly at LIBOR plus 165 basis points applied to the daily principal balance outstanding. The loan matures in June 1999 when the principal balance then outstanding is due. There were no draws on the construction loan as of September 30, 1996.

5. TRANSACTIONS WITH AFFILIATES


Receivables from affiliates include the following (in thousands):

                                             SEPTEMBER 30,  DECEMBER 31,
                                                  1996          1995
                                             ---------------------------
Advanced to condominium homeowners'
 associations                                     $  58         $  47
Advanced to non-management employees                 29            12
Receivable from Employee Stock Purchase
 Plan                                                 -             1
Receivable from owners of predecessors
 in connection with the acquisition of
 their interests                                     42             5
Advanced to affiliates in ordinary
 course of business for third-party               -----         -----
 property management                                  6           353
                                                  -----         -----

                                                  $ 135         $ 418
                                                  =====         =====

                             COLUMBUS REALTY TRUST

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

During the nine months ended September 30, 1996, the Company received payments totaling approximately $247,000 from an affiliate for commissions and prepaid management fees related to the sale of a commercial property formerly managed by CMSI. The management fee portion of approximately $197,000 will be recognized ratably as income during the twelve month period ending December 31, 1996.

6. CONTINGENCIES

The Company is subject to certain legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial statements.

7. SUBSEQUENT EVENTS

REGISTRATION STATEMENT AND EQUITY OFFERING

On August 8, 1996, the Company filed a "shelf" Registration Statement with the Securities and Exchange Commission on Form S-3 pursuant to Rule 415 of the Securities Act of 1933. The Registration Statement registered an aggregate of $200 million of debt securities, common shares, preferred shares and warrants (collectively, the "Registered Securities"). The Registered Securities may be issued separately or together, in separate series, and in amounts and at prices and terms to be determined by the Company.

On October 10, 1996, the Company sold 1,166,600 common shares pursuant to the Registration Statement, at a price of $20.50 per share, for an aggregate purchase price of approximately $23.9 million, to certain institutional investors. After deducting transaction expenses of approximately $300,000, the net proceeds of $23.6 million were combined with approximately $400,000 of working capital to retire $24.0 million of debt outstanding under the Credit Facility.

DISTRIBUTIONS

On October 15, 1996, the Company paid a quarterly dividend of approximately $4.6 million, or $0.395 per common share, to shareholders of record on September 30, 1996. The Company received approximately $1.6 million in proceeds for 78,663 common shares issued concurrently with the dividend payment pursuant to the Dividend Reinvestment Plan.

SHARE OPTION PLANS

On October 15, 1996, the Company granted 256,956 options to purchase common shares to certain executive officers and other employees, 155,000 of which were awarded under the 1993 Share Option Plan, and 101,956 of which were awarded under the Management Incentive Plan. The options are exercisable at a price of $20.875 per share for a period of ten years from the grant date, and vest one-third at issuance, one-third at the first anniversary of the grant date, and one-third at the second anniversary of the grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated financial statements of Columbus Realty Trust as of September 30, 1996 and 1995, and for the three and nine month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

As of September 30, 1996, the Company owned 5,414 completed residential units in its real estate portfolio, a net increase of 872 units or approximately 19% over the 4,542 units held as of September 30, 1995. The increase in the number of residential units in the operating portfolio is the result of the Company's development and construction programs. One multifamily residential project was completed in the third quarter of 1995, and five additional multifamily residential projects were completed through the third quarter of 1996. As more fully described below, the projects completed in 1995 and 1996 have had a significant impact on the Company's results of operations upon completion of their leasing programs and stabilization of operations. The five projects completed in the second and third quarters of 1996 had an average occupancy rate of 98.5% as of September 30, 1996. As of September 30, 1996, the Company had four multifamily residential projects comprising 1,368 apartment units under construction.

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

Funds from operations for the third quarter of 1996 totaled approximately $5.4 million or $0.46 per common share, compared with funds from operations of approximately $5.0 million or $0.43 per common share in the comparable prior period. During the nine-month period ended September 30, 1996, funds from operations totaled approximately $15.8 million, or $1.34 per common share, compared with funds from operations of approximately $14.3 million or $1.24 per common share for the nine months ended September 30, 1995. The increases in funds from operations of approximately $445,000 or 9% in the three month period ended September 30, 1996, over the same three month period of 1995, and approximately $1.5 million or 10% in the nine months ended September 30, 1996, over the comparable prior period are primarily attributable to the net operating income provided by the increased number of apartment units in the Company's portfolio, partially offset by increases in the amount of expensed debt service in the current three and nine-month periods. Interest expense increased due to the completion of two construction projects in the second and third quarters of 1995 and five construction projects in 1996. Interest on debt incurred for construction projects is capitalized prior to completion of construction. After construction is concluded, interest on such debt is expensed. The Company's operating results are more fully described below under "Results of Operations."

The following table reflects a reconciliation of net income as reported in the Company's consolidated financial statements to funds from operations for each of the three and nine month periods ended September 30, 1996, and 1995.

                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                 1996        1995             1996        1995
                            ----------------------------------------------------
                                               (in thousands)
Net income                      $2,848      $2,650          $ 8,353     $ 7,687
Depreciation of real
  property                       2,526       2,284            7,295       6,483
Amortization related to
  real property                     54          49              152         146
                                ------      ------          -------      -------
Funds from operations (1)       $5,428      $4,983          $15,800      $14,316
                                ======      ======          =======      =======

(1) Computed in accordance with NAREIT guidelines effective January 1, 1996.

The Company recognizes rental revenue from commercial tenants on a straight-line basis over the terms of the related leases. Net income includes the recognition of ($7,000) and $9,000 of deferred rental income (charges) in the three months ended September 30, 1996, and 1995, respectively, and ($5,000) and $14,000 of deferred rental income (charges) in the nine months ended September 30, 1996, and 1995, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIOD ENDING SEPTEMBER 30, 1996 TO THREE MONTH PERIOD
--------------------------------------------------------------------------------
ENDING SEPTEMBER 30, 1995
-------------------------

The Company's net income increased approximately $198,000 to approximately $2.9 million or $0.24 per common share for the three months ended September 30, 1996, compared with net income of approximately $2.7 million or $0.23 per common share for the three months ended September 30, 1995. Five multifamily apartment projects which were under construction in the third quarter of 1995 are now completed and have contributed to the Company's operating results in the third quarter of 1996 as more fully described below. Included in net income for the three months ended September 30, 1996, is a net gain of $38,000 from the sale of a condominium unit at one of the Company's properties.

During the three months ended September 30, 1996, rental revenues totaled approximately $12.0 million, an increase of approximately $1.9 million or approximately 18% over rental revenues of approximately $10.1 million in the same three-month period of 1995. The completion of five multifamily residential development projects in the second and third quarters of 1996 resulted in additional rental revenues of approximately $1.6 million for the three months ended September 30, 1996 over 1995. The Ascension Point II multifamily residential project, completed and leased in September 1995, generated rental revenues of approximately $190,000 in the third quarter of 1996, an increase of $128,000 over the third quarter of 1995. Rental revenues from the Company's stabilized real estate portfolio increased $245,000 or 3% in the third quarter of 1996 over 1995 primarily due to rental rate increases. Property management income decreased $40,000 or 35% in the third quarter of 1996 from the third quarter of 1995 due to a decrease in apartment units and retail space managed for third-party owners. Interest and other revenues increased $76,000 or 17% in the three months ended September 30, 1996 over 1995 primarily due to increased non-rental income from the multifamily residential properties, including the incremental increase in non-rental income from the recently completed multifamily development projects.

Total expenses during the three months ended September 30, 1996, were approximately $9.7 million, an increase of approximately $1.7 million or 22% over total expenses of approximately $8.0 million in the three months ended September 30, 1995. The increase in total expenses is primarily due to the growth in the size of the Company's multifamily residential operating portfolio, an increase in expensed interest, and higher property tax expense on certain of the properties. The increase in the number of stabilized multifamily apartment units was the primary reason for the $95,000 or 11% increase in repairs and maintenance expenses during the third quarter of 1996 compared with 1995. The $176,000 or 33% increase in other property operating expenses in 1996 over 1995 is due to the additional apartments operating in 1996, as well as increased utilities and contract services costs at certain of the properties. Advertising expenses increased $71,000 or 47% in the third quarter of 1996 over 1995 primarily as a result of increased advertising and marketing incurred to support the leasing programs at the newly completed multifamily development projects and to maintain high occupancies at the remaining multifamily properties. Property administrative expenses increased $33,000 or 5% in the three months ended September 30, 1996, over 1995 primarily due to salaries and benefits for personnel managing the newly completed properties. General and administrative expenses incurred for the Company's corporate activities increased $57,000 or 12% in the third quarter of 1996 over 1995 primarily due to increased promotional and travel costs. Real estate tax expense increased $336,000 or 26% in the three months ended September 30, 1996, over the respective prior period due to the additional properties operated in 1996 and higher accruals for increased tax assessments expected on certain of the properties.

Interest expense increased $751,000 or 49% in the third quarter of 1996 compared with 1995 as a result of the increase in non-development debt outstanding at the end of each of the two periods. The Company's average non-development debt outstanding under the Credit Facility (as defined below), plus other fixed-rate debt, was approximately $124.6 million in the third quarter of 1996 compared with an average non-development debt balance of approximately $78.7 million in the third quarter of 1995. The Company's average interest rate for non-development debt under the Credit Facility was 7.108% in the three months ended September 30, 1996, compared with an average interest rate of 7.444% on non-development debt under the Credit Facility in the same period of 1995. Interest related to amortization of deferred financing costs decreased $25,000 or 18% in 1996 from 1995 primarily due to a decrease in amortization of capitalized bank fees. The Company incurred deferred bank commitment fees of approximately $800,000 in fiscal 1993 when it obtained its original $80 million Credit Facility. The fees became fully amortized in the fourth quarter of 1995, corresponding to the Credit Facility's original maturity date.

Depreciation and amortization expense increased approximately $232,000 or 10% in the three months ended September 30, 1996, compared with the same three month period of 1995. The additional apartment units added to the Company's operating portfolio in 1995 and 1996 resulted in $252,000 of additional depreciation and amortization expense. This increase was partially offset by decreases in depreciation of computer equipment and furnishings which have become fully depreciated at certain properties and at the Company's corporate offices.

The Company invested approximately $15.4 million in its real estate portfolio during the three months ended September 30, 1996. Approximately $13.6 million was invested in the development and construction of nine multifamily residential apartment projects. The Company invested approximately $1.3 million for a multifamily residential development site in the third quarter of 1996. Additionally, the Company invested approximately $516,000 for capital improvements and purchases of furniture, fixtures, and equipment in the third quarter of 1996. The components of these capital investments were (a) $188,000 invested in improvements to the multifamily residential properties held in the Company's real estate portfolio for one year or longer, (b) $115,000 invested in capital improvements to a property acquired in the first quarter of 1995, (c) $202,000 invested in tenant improvements, capital expenditures, and leasing commissions for the Company's retail and industrial properties, and (d) $11,000 invested in furniture, fixtures, and equipment for the corporate offices. More detailed information regarding the capital investments made in the three months ended September 30, 1996, is set forth in the following table.

Summary of capital improvements for the three months ended September 30, 1996:

                                     Stabilized Properties (1)   Acquisition Properties (2)            Totals
                                     -------------------------   --------------------------   -------------------------
                                         Amount       Per Unit       Amount       Per Unit        Amount       Per Unit
                                     --------------   --------   --------------   ---------   --------------   --------
                                     (in thousands)              (in thousands)               (in thousands)
Multifamily residential properties
----------------------------------
Recurring expenditures
 Floor coverings (3)                     $ 40         $ 7.98         $  6          $ 37.68         $ 46        $ 8.88
 Appliances                                10           1.81           12            77.21           22          4.10
 Exterior repairs                          97          19.18            3            17.01          100         19.11
 Furniture, fixtures, & equipment          21           4.00           12            79.21           33          6.29
 Other                                      7           1.39            -                -            7          1.35
                                         ----         ------         ----          -------         ----        ------
Subtotal - recurring                      175          34.36           33           211.11          208         39.73

Revenue generating                          6           1.13            -                -            6          1.10

Major renovations                           7           1.31           82           508.89           89         16.72
                                         ----         ------         ----          -------          ---        ------
Total multifamily residential            $188         $36.80         $115          $720.00          303        $57.55
                                         ====         ======         ====          =======         ====        ======

Industrial and retail properties (4)                                                                       Per Sq. Ft.
------------------------------------                                                                       -----------
Tenant improvements                                                                                 124        $ 0.24
Commissions                                                                                          27           .05
Other                                                                                                51           .10
                                                                                                   ------------------
Total industrial and retail                                                                         202        $ 0.39
                                                                                                               ======
Corporate purchases of furniture, fixtures, and equipment                                            11
                                                                                                   ----
 Total                                                                                             $516
                                                                                                   ====

Summary of capital improvements for the three months ended September 30, 1996,
------------------------------------------------------------------------------
continued:
----------
Notes:
(1) Multifamily residential properties owned for one year or more as of January 1, 1996, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 29, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units during the three months ended September 30, 1996, was 5,269.
(2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1996. Per unit computations are based on 160 units.
(3) Carpet additions of $11,000 at Windhaven Apartments are included, but have been charged against an escrow established pursuant to a master lease on the property.
(4) Total leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.

COMPARISON OF NINE MONTH PERIOD ENDING SEPTEMBER 30, 1996 TO NINE MONTH PERIOD
------------------------------------------------------------------------------
ENDING SEPTEMBER 30, 1995
-------------------------

The Company's net income increased $666,000 to approximately $8.4 million or $0.71 per common share for the nine months ended September 30, 1996, compared with net income of approximately $7.7 million or $0.67 per common share for the nine months ended September 30, 1995, primarily as a result of operations from the seven multifamily construction projects that were completed and leased during 1995 and 1996. Included in net income for the nine months ended September 30, 1996, is a net gain of $81,000 from the sale of condominium units at one of the Company's properties.

Rental revenues totaled approximately $33.3 million during the nine months ended September 30, 1996, an increase of approximately $4.6 million or 16% over rental revenues of approximately $28.7 million in the comparable nine month period of 1995. During the nine months ended September 30, 1996, the Company received approximately $3.5 million of additional rental income from the seven multifamily development projects completed and leased in 1995 and 1996. Rental revenues increased approximately $1.0 million or 4% due to rental rate increases at the Company's stabilized properties operating for both nine month periods ended September 30. Property management income decreased $186,000 or 45% in the nine months ended September 30, 1996 from the same nine month period of 1995 due to a decrease in apartment units and retail space managed for third-party owners. Interest and other revenues increased $515,000 or 43% in 1996 over 1995 primarily due to increased non-rental income from the properties, including the incremental increase in non-rental income from the recently completed development projects, increased yields earned on invested funds, and a $50,000 nonrecurring marketing commission earned pursuant to the sale of a commercial property formerly managed for an affiliate of the Company.

Total expenses during the nine months ended September 30, 1996, were approximately $27.0 million, an increase of approximately $4.3 million or 19% over total expenses of approximately $22.7 million in the same nine month period of 1995. The increase in total expenses is primarily due to the growth in the size of the Company's residential operating portfolio as a result of its development and construction program, an increase in expensed interest, and higher property tax accruals on certain of the properties. The increase in the number of stabilized apartment units was the primary reason for the $333,000 or 14% increase in repairs and maintenance expenses and the $459,000 or 32% increase in other property operating expenses. Advertising expenses increased $94,000 or 23% in 1996 over 1995 primarily as a result of increased advertising and marketing incurred to support the leasing programs at the newly completed development projects and to maintain high occupancies at the remaining properties. Property administrative expenses increased $307,000 or 15% in the nine months ended September 30, 1996, over 1995 due to annual salary and benefits increases and the additional salaries and benefits for personnel managing the newly completed development properties. General and administrative expenses incurred for the Company's corporate activities increased $37,000 or 2% in the nine months ended September 30, 1996, primarily as a result of higher promotion and travel costs. Real estate tax expense increased $844,000 or 23% in the first nine months of 1996 over the comparable prior period due to the additional properties operated in 1996 and due to higher accruals for increased tax assessments expected on certain of the properties.

Interest expense increased approximately $1.6 million or 40% in the nine months ended September 30, 1996 compared with the nine months ended September 30, 1995 as a result of the increase in non-development debt outstanding in the two periods. The Company's average non-development debt outstanding under the Credit Facility, plus other fixed-rate debt, was approximately $102.9 million for the nine months ended September 30, 1996, compared with an average non-development debt balance of $69.2 million in the comparable nine-month period of 1995. The Company's average interest rate for non-development debt under the Credit Facility was 7.098% in the nine months ended September 30, 1996, compared with an average interest rate of 7.765% on non-development debt under the Credit Facility in the same period of 1995. Interest related to amortization of deferred financing costs decreased $141,000 or 34% in 1996 from 1995 because certain deferred commitment fees became fully amortized in the fourth quarter of 1995, and as a result of increased proportionate borrowings under the Credit Facility for development activities, which decreased the pro-rata share of amortization attributable to operating activities.

Depreciation and amortization expense increased approximately $778,000 or 11% in the nine months ended September 30, 1996, compared with the nine months ended September 30, 1995. The addition of seven multifamily residential properties to the operating portfolio in 1995 and 1996 resulted in $603,000 of additional depreciation and amortization expense. Depreciation and amortization of the real property and fixed assets on the remaining operating portfolio and on furnishings and equipment at the corporate offices increased $175,000 overall. The increased depreciation and amortization due to capital improvements undertaken at certain properties in 1995 and 1996 more than offset decreases in depreciation and amortization of short-lived equipment and furnishings which have become fully depreciated at certain properties and at the Company's corporate offices.

The Company invested approximately $55.3 million in its real estate portfolio during the nine months ended September 30, 1996. Approximately $46.3 million was invested in the development and construction of nine multifamily residential apartment projects, five of which were completed as of September 30, 1996. The Company acquired three new multifamily residential development sites for approximately $7.1 million, in aggregate, in the nine months ended September 30, 1996. Additionally, the Company invested approximately $1.9 million for capital improvements, purchases of furniture, fixtures, and equipment, and retail leasing commissions in the first nine months of 1996. The components of these capital investments were (a) approximately $1.2 million invested in improvements to the multifamily residential properties held in the Company's real estate portfolio for one year or longer, (b) $348,000 invested in capital improvements to a property acquired in the first quarter of 1995, (c) $264,000 invested in tenant improvements, capital expenditures, and leasing commissions for the Company's retail and industrial properties, and (d) $61,000 invested in furniture, fixtures, and equipment for the corporate offices. More detailed information regarding the capital investments made in the nine months ended September 30, 1996, is set forth in the following table.

Summary of capital improvements for the nine months ended September 30, 1996:

                                    Stabilized Properties(1)   Acquisition Properties(2)             Totals
                                    -------------------------   --------------------------   -------------------------
                                        Amount       Per Unit       Amount        Per Unit        Amount      Per Unit
                                    --------------   --------   --------------   ---------   --------------   --------
                                    (in thousands)              (in thousands)               (in thousands)
Multifamily residential properties
----------------------------------
Recurring expenditures
 Floor coverings (3)                  $  131         $ 27.78         $ 16        $  101.40       $  147       $ 30.19
 Appliances                               20            4.16           25           159.01           45          9.23
 Exterior repairs                        319           67.62           24           151.08          343         70.36
 Furniture, fixtures, & equipment        156           32.97          112           702.82          268         54.91
 Other                                    63           13.31            3            16.54           66         13.42
                                      ------         -------         ----        ---------       ------        ------
Subtotal - recurring                     689          145.84          180         1,130.85          869        178.11

Revenue generating                        54           11.40            -                -           54         11.03

Major renovations                        451           95.40          168         1,048.26          619        126.60
                                      ------         -------         ----        ---------        -----       -------
Total multifamily residential         $1,194         $252.64         $348        $2,179.11        1,542       $315.74
                                      ======         =======         ====        =========                    =======
Industrial and retail properties (4)                                                                     Per Sq. Ft.
------------------------------------                                                                     -----------
Tenant improvements                                                                                 157      $  0.30
Commissions                                                                                          30          .06
Other                                                                                                77          .15
                                                                                                 ------      -------
Total industrial and retail                                                                         264      $  0.51
                                                                                                             =======
Corporate purchases of furniture, fixtures, and equipment                                            61
                                                                                                 ------
 Total                                                                                           $1,867
                                                                                                 ======

--------------------------------

Notes:
(1) Multifamily residential properties owned for one year or more as of January 1, 1996, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 29, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units during the nine months ended September 30, 1996, was 4,885.
(2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1996. Per unit computations are based on 160 units.
(3) Carpet additions of $30,000 at Windhaven Apartments are included, but have been charged against an escrow established pursuant to a master lease on the property, and are reflected in the net effect of changes in other assets and liabilities in the Company's statements of cash flows.
(4) Total leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.

During the nine-month period ended September 30, 1995, the Company invested approximately $46.7 million in total for the acquisition of and improvements to real estate investments. Included in this total are: (a) approximately $37.1 million of incremental costs on nine projects under development and construction, (b) the March 1995 acquisition of a multifamily residential property for approximately $6.6 million, and (c) approximately $3.0 million incurred for capital improvements and purchases of furnishings and equipment at the Company's operating properties, principally those acquired during 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow, totaling approximately $63.2 million during the nine months ended September 30, 1996, were approximately $48.9 million provided from borrowings on the Credit Facility more fully described below, approximately $11.6 million provided by operations, approximately $2.5 million of proceeds from sales of common shares through employee purchase and shareholder dividend reinvestment plans, and $171,000 provided from the sale of two condominium units. The Company's primary uses of cash, totaling approximately $69.6 million during the same nine-month period, were approximately $46.3 million for construction costs on nine development projects, approximately $13.3 million for payments of dividends, approximately $7.1 million for acquisition of real estate development sites, approximately $1.8 million for capital improvements and purchases of furniture, fixtures, and equipment, $626,000 for principal payments on notes payable, and $427,000, in aggregate, for financing and offering costs.

The Company has historically used cash flow from operations to meet its dividend payments and short term liquidity requirements, and a combination of equity, mortgage debt, and credit line debt to finance its development and acquisition activities. The Company has established a $170 million credit line (the "Credit Facility") with several lenders as the primary source of acquisition and development capital, with a view towards replacing that debt following acquisition (or completion, in the case of a development property) as market conditions warrant, with either long term fixed rate debt or permanent equity. As of November 5, 1996, the Company had a total of $171.2 million in outstanding debt, consisting of $111.1 million under the Credit Facility (of which $51.2 million was drawn for development in progress) and $60.1 million in fixed rate debt with an average maturity of 5.4 years.

Long-term Financing Arrangements
--------------------------------

The Company's long-term financing includes a $50 million loan from Nationwide Life Insurance Company ("the Nationwide Loan") which bears interest at a fixed rate of 7.45% and matures in December 2002, with a 25-year principal amortization schedule. The loan has a current outstanding balance of $49.4 million, and is collateralized by eight properties formerly pledged as part of the collateral pool securing the Credit Facility. In November 1995 the Company used the gross proceeds from the Nationwide Loan to retire an equivalent amount of variable rate debt outstanding under the Credit Facility, simultaneously releasing the eight properties as collateral for the Nationwide Loan. The Company completed the refinancing with the goal of fixing its cost on a significant portion of the Company's debt and reducing exposure to future interest rate increases.

The Company currently has under construction a total of 1,368 units in four multifamily residential communities, and has acquired two additional sites upon which it expects to construct approximately 441 multifamily residential units. These six developments are presently projected to cost approximately $142.7 million, of which $119.3 million is anticipated to be funded from the Credit Facility and internally generated cash flow, and $23.4 million from other third party development debt or joint venture partner equity. All except two of the identified developments are expected to be completed and funded prior to December 31, 1997, the maturity date of the Credit Facility.

In order to fund the remaining cost of its developments in progress, and to start and complete new developments on the acquired sites, the Company will require funds of approximately $6.6 million in excess of that available under the Credit Facility. Because of this, while the Company currently intends to continue to use the Credit Facility as its primary source of development financing, it may in the future use additional third party debt, cash flow from operations, and other sources of debt or equity to fund acquisitions and development costs, or to refinance a portion of the Credit Facility before maturity when deemed appropriate. With respect to any development properties, the Company intends to fund interest payments through additional draws on the Credit Facility or other loan sources until such properties are completed and begin to provide sufficient income to satisfy debt service requirements and operating expenses. When the Credit Facility matures on December 31, 1997, the Company will be required to secure substitute financing for any balance then outstanding.

On June 7, 1996, Addison Circle One, Ltd., a subsidiary of the Company, obtained a $21.3 million construction loan from Wells Fargo Realty Advisors Funding, Inc. The loan will be funded in increments corresponding to the development and construction costs incurred to complete the Addison Circle One multifamily and retail project. The Company, as general partner of Addison Circle One, Ltd., funded the initial development and construction costs of the project with a capital contribution of approximately $8.6 million funded from the Credit Facility in the fourth quarter of 1995. Construction of the project began in the first quarter of 1996. The loan is secured by a first lien deed of trust on the land and improvements comprising the project and a security interest in its rents and leases. Interest is due and payable monthly at LIBOR plus 165 basis points applied to the daily principal balance outstanding. The loan matures in June 1999 when the principal then outstanding is due. There had been no draws on the construction loan as of November 5, 1996.

On August 8, 1996, the Company filed a "shelf" Registration Statement with the Securities and Exchange Commission on Form S-3 to register an aggregate of $200 million of debt securities, common shares, preferred shares and warrants (collectively, the "Registered Securities"). The Registered Securities may be issued separately or together, in separate series, and in amounts and at prices and terms to be determined by market conditions at the time of offering.

On October 10, 1996, the Company sold 1,166,600 common shares of beneficial interest pursuant to the Registration Statement, at a price of $20.50 per share, or an aggregate purchase price of approximately $23.9 million, to certain
institutional investors.   After deducting transaction expenses of approximately
$300,000, the net proceeds of $23.6 million were combined with approximately $400,000 of working capital to retire $24.0 million of debt outstanding under the Credit Facility. The proceeds from any future sales of the Registered Securities under the Registration Statement may be used for general Company purposes, including the development and acquisition of multifamily residential properties and further repayment of secured or unsecured indebtedness.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

         Exhibit No.                             Description
         -----------                             -----------

         27                         Financial Data Schedule

  (b) Reports on Form 8-K:

         Date                       Description
         ----                       -----------

         September 5, 1996          Reporting the resignation of Jack F. Kemp as
                                    member of the Board of Trust Managers

         September 19, 1996         Reporting the appointment of Amy DiGeso as
                                    member of the Board of Trust Managers

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBUS REALTY TRUST
(Registrant)


/s/ Robert L. Shaw                                  November 12, 1996
--------------------------------------------        ------------------
Robert L. Shaw                                      Date
Chief Executive Officer and Trust Manager
(Principal Executive Officer)


/s/ Richard R. Reupke                               November 12, 1996
--------------------------------------------        ------------------
Richard R. Reupke                                   Date
Chief Financial Officer
(Principal Financial and Accounting Officer)