Form 10-K
period 1996-12-31
COLUMBUS REALTY TRUST
filed 1997-03-12
CIK 913602

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission File Number 001-12684
                             COLUMBUS REALTY TRUST
            (Exact Name of Registrant as Specified in its Charter)


             TEXAS
(State or other jurisdiction of
incorporation or organization)                          75-2509086
15851 DALLAS PARKWAY, SUITE 855          (I.R.S. Employer Identification Number)
     DALLAS, TEXAS 75248
(Address of Principal Executive Offices)

     (Registrant's Telephone Number, Including Area Code): (972) 387-1492

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of each exchange on which registered.
     --------------------             ------------------------------------------
COMMON SHARES OF BENEFICIAL INTEREST,            NEW YORK STOCK EXCHANGE
           $0.01 PAR VALUE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No____
                                               --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on March 6, 1997 through the New York Stock Exchange) was approximately $255,837,000. There were 13,059,882 common shares of beneficial interest, $0.01 par value per share, outstanding as of March 6, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 23, 1997, are incorporated by reference into Part III Items 10, 11, 12 and 13.

     Exhibit Index begins on Page 28.

                             COLUMBUS REALTY TRUST
                                    PART I



ITEM 1.  BUSINESS


     BACKGROUND.  Columbus Realty Trust (the "Company") is a self-administered
     ----------
and self-managed real estate investment trust ("REIT") formed on October 12, 1993, pursuant to the Texas Real Estate Investment Trust Act. On December 29, 1993, the Company completed an initial public offering of 6,898,566 common shares of beneficial interest (the "Initial Public Offering"), and simultaneously, a business combination involving entities with varying common ownership (the "Formation Transactions"). As a result of the Formation Transactions, the Company acquired twelve multifamily residential properties, two industrial properties and one retail property (collectively, the "Original Properties"). The Company also acquired various rights with respect to the acquisition and development of additional multifamily residential properties and certain other rights, including the rights of its predecessors under certain third party management contracts.

     The Original Properties contained an aggregate of 2,356 apartments units, and approximately 475,000 rentable square feet of industrial and retail property, located primarily in the Dallas/Fort Worth metropolitan area. During the period from the Company's Initial Public Offering through December 31, 1996, the Company has acquired an additional 1,590 apartment units in six properties, and has completed construction of an additional 1,464 in eight properties, increasing the total residential portfolio to 5,410 units as of the end of 1996.

     DEVELOPMENT ACTIVITIES.  During 1996, the Company completed construction of
     ----------------------
five multifamily residential development properties containing a total of 874 units, continued construction on one additional property consisting of 503 units, commenced construction on four new properties to contain an additional 1,082 units and acquired one development site. The Company entered into a redevelopment agreement for a mixed-use multifamily residential and retail project in Houston, Texas, in February 1997. As of March 6, 1997, the development activities completed, under construction, and proposed for construction (collectively, the "Development Properties") are summarized in the following chart:

                             DEVELOPMENT PROPERTIES
                             ----------------------

                                                                                Estimated Total            Actual or Estimated
         Property                 Location            No. of Units            Cost (millions) (1)              Completion
         --------                 --------            ------------            -------------------              ----------
Completed during 1996
---------------------
The Abbey                        Dallas, TX                  34                     $  4.8                      Apr, 1996
Hackberry II                     Dallas, TX                 192                       11.1                      Apr, 1996
The Vineyard                     Dallas, TX                 116                        8.3                      May, 1996
Winsted Village                  Dallas, TX                 314                       18.6                      Aug, 1996
Columbus Square                  Dallas, TX                 218                       20.4                     Sept, 1996
                                                          -----                     ------
                                                            874                       63.2
Under construction
------------------
Columbus Shore                       Dallas, TX             503                       40.5                           1997
Addison Circle One                   Dallas, TX             460                       32.1                           1997
Columbus Pointe                     Jackson, MS             240                       11.9                           1997
Cole's Corner                        Dallas, TX             186                       14.2                           1997
The Rice Hotel                      Houston, TX             317                       33.3                           1997
The Heights of State-Thomas          Dallas, TX             196                       16.6                           1998
                                                          -----                     ------
                                                          1,902                      148.6
Acquired Sites
--------------
Block 580 - Uptown                   Dallas, TX             346                       23.5                            (2)
                                                          -----                     ------
          Grand Totals                                    3,122                     $235.3
                                                          =====                     ======

------------------
          (1) Includes land cost which is classified separately in the Company's financial statements.
          (2) Commencement and completion dates of construction have not yet been determined.

     PROPERTY MANAGEMENT.  The Company manages all of its properties through its
     -------------------
wholly-owned subsidiary, Columbus Management Services, Inc. ("CMSI"), a Texas corporation. CMSI provides or arranges third parties to provide leasing, marketing, resident and tenant services, property management and maintenance, courtesy patrols and human resource recruiting, training and development, and reporting functions. CMSI performs similar functions for third party owners of three residential properties, and for four condominium associations, all of which are located in the Dallas/Fort Worth metropolitan area.

     BUSINESS OBJECTIVES.  The Company's primary business objectives are to: (i)
     -------------------
maximize the cash flow available for distribution per common share; (ii) maximize the capital appreciation of its property portfolio through active and intensive property management; (iii) continue the development of high quality multifamily residential communities in order to increase the Company's presence as a developer, owner and operator of properties in the "renter by choice" multifamily residential rental market in each of the Company's targeted submarkets; (iv) continue to pursue strategic acquisition of existing multifamily residential properties located within its submarkets, when the qualities of such properties are consistent with its ownership criteria, and (v) hold its income-producing properties for long-term investment.

     INDUSTRY SEGMENTS.  The Company is engaged in a single industry segment --
     -----------------
the acquisition, ownership, development and management of income producing properties. For the Company's fiscal year ended December 31, 1996, 91% of the Company's consolidated net operating income was attributable to its ownership, operation and management of residential properties, 4% of its consolidated net operating income was attributable to its ownership, operation and management of its industrial properties and 5% of its consolidated net operating income was attributable to its ownership, operation and management of its retail property. During 1996, no single residential, industrial, or retail tenant accounted for more than 10% of the Company's consolidated gross revenue. Additionally during 1996, no single residential, industrial, or retail property accounted for more than 10% of the Company's consolidated gross revenue.

     EMPLOYEES.  The Company has approximately 200 employees and officers
     ---------
involved in the administration and operation of its business and properties. None of the Company's employees is subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

     COMPETITION.  All of the Company's multifamily residential properties are
     -----------
located in developed areas that include other competitive apartment community properties, and eight of the residential properties as well as two of the Development Properties under construction are located within a one-mile radius in the Uptown District of Dallas. Other developers have constructed and may construct additional multifamily residential properties in the Company's markets which compete with the Company's properties and which may result in increased competition in certain of the Company's markets. In addition, the Company competes with other REITS as well as other real estate owners and developers with respect to the acquisition of land for development and the acquisition of existing multifamily properties. The Company may compete with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and Trust Managers. Similar competitive conditions exist with respect to the industrial and retail properties. In addition, single family housing and other forms of multifamily residential properties provide housing alternatives to potential tenants of upscale apartment communities.

     AMERICANS WITH DISABILITIES ACT.  The Properties and any newly acquired or
     -------------------------------
developed properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommondations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Properties where such removal is readily achievable. The ADA does not, however, consider residential apartment properties to be public accommondations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company's results of operations could be adversely affected.

     ENVIRONMENTAL MATTERS.  The Company is subject to Federal, state and local
     ---------------------
environmental regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment properties.

     In developing properties and constructing apartments, the Company utilizes environmental consultants to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with Federal and local flood plain management requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq. ("CERCLA"), and applicable state superfund laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances on the property or at the facility. The presence of hazardous substances in amounts requiring response action or the failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

     The Company obtains an environmental investigation of each property that it considers for purchase or that it owns and plans to develop. If there is any indication of contamination, sampling of the property is performed by the environmental consultant. The environmental investigation report is reviewed by the Company and counsel prior to purchase of any property. If necessary, remediation of contamination is undertaken prior to development.

     The Company has not been notified by any governmental authority of any noncompliance, claim, or liability in connection with any of its Properties.
The Company has not been notified of a claim for personal injury or property damage by a private party in connection with any of the Properties in connection with environmental conditions. The Company is not aware of any other environmental condition with respect to any of its Properties that could be considered to be material. With respect to the redevelopment of The Rice Hotel, substantially all of the remediation required to remove asbestos-containing materials had been completed prior to the Company's agreement to a land lease arrangement with the Houston Housing Finance Corporation ("HHFC") on February 27, 1997. HHFC has financial responsibility to complete the abatement. The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.

     TAX STATUS.  The Company has made an election to be taxed as a real estate
     ----------
investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1993. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

ITEM 2.  PROPERTIES

     As of March 3, 1997, the Company owned 37 total properties: 27 completed multifamily residential properties (the "Residential Properties"), two industrial properties, one retail property, six multifamily development sites in various stages of construction (collectively, the "Properties"), and one acquired site for future development. The Properties are owned by the Company in fee simple, and are encumbered as follows: twenty-six properties (seventeen multifamily residential, two industrial, one retail, five projects under construction, and the development site) are subject to a first lien deed of trust securing the Credit Facility, nine multifamily properties are subject to a first lien deed of trust securing a mortgage held by Nationwide Life Insurance Company ("Nationwide"), one multifamily residential property is subject to a first lien deed of trust securing a loan from another third party, and one project currently under construction is encumbered by a development and construction loan payable to Wells Fargo Realty Advisors. The Company believes all of the Properties are adequately insured in accordance with industry standards and lender requirements.

RESIDENTIAL PROPERTIES

     The Residential Properties as of March 6, 1997, consist of multifamily communities in the following submarkets, as defined by the Company:

     Submarket     Properties         # of Units       % of Total
     ---------     ----------         ----------       ----------
Uptown District         9                1,646            29.6%
White Rock              2                  522             9.4
North Dallas            5                1,201            21.6
DFW/Las Colinas         8                1,453            26.1
Jackson, Mississippi    3                  742            13.3
                        -                -----           -----

                       27                5,564           100.0%
                       ==                =====           =====

     The Company manages all of the Residential Properties through CMSI. Eight of the properties have at least 250 units, with the largest property having a total of 474 units. The oldest of the properties was completed in 1983, and the weighted average age of the portfolio at December 31, 1996, was 6.0 years. The economic occupancy (defined in footnote 5 of the table which follows) for the stabilized properties during 1996 was 95.6%, with an average collected rent per unit of $735 per month, or $0.868 per square foot.

RESIDENTIAL PROPERTY INFORMATION

     The following table presents general information concerning the Residential
Properties:

                                                                                       AVG    CURRENT       1996
                                                    YEAR                               UNIT   MARKET        RENT       1996
                                                  COMPLETED        NO.                 SIZE   RENT/       COLLECTED    ECO
                                 LOCATION          OR TO BE        OF      SQ. FT.     (SQ.    UNIT         PER        OCC
      PROPERTY                      (1)            COMPLETED      UNITS     (2)        FT.)     (3)        UNIT (4)    (5)
-----------------------------------------------------------------------------------------------------------------------------
Completed Properties:

The Meridian                        Dallas              1991         132   105,314     798   $   1,015   $  948        96.0%

The Worthington                     Dallas              1993         332   271,484     818       1,064       977       96.9
The Vintage                         Dallas              1993         160   124,909     781         817       741       96.8
The Rock                            Dallas              1988         208   137,120     659         649       625       95.2
Windhaven Village (6)               Dallas              1991         474   391,190     825         528       462      100.0
Parkway Village Villas              Dallas              1986         136   177,831   1,308       1,101     1,046       96.2
Springstead Condos                  Dallas              1983          66    76,236   1,155         891       861       91.4
Reflections on McCallum             Dallas              1986         198   157,786     797         641       623       93.1
Town Lake (9)                       Dallas              1987         238   207,553     872         697       670       94.4
The Parks (9)                       Dallas              1986         160   138,430     865         697       670       94.4
Villas at Valley Ranch (7)          Dallas              1985          54    70,014   1,297       1,175     1,133       95.8
Ascension Point (7)                 Dallas              1985          79    73,699     933         801       767       94.3
Ascension Point II                  Dallas              1995          86    79,676     926         801       814       89.7
The Trace (10)                      Jackson, MS         1989         282   207,266     735         562       548       96.5
The Trace II (10)                   Jackson, MS         1995         204   149,212     731         562       548       96.5
The Residences                      Dallas              1986         196   146,828     749         952       910       96.4
Lakeshore                           Dallas              1988         404   382,588     947         877       881       94.8
Lakeside Village                    Dallas              1986         327   258,727     791         768       739       96.1
Hackberry Creek                     Dallas              1988         240   204,384     852         777       714       93.9
Hackberry Creek II (8)              Dallas              1996         192   169,380     882         777       768       95.5
The Mark                            Jackson, MS         1984         256   253,032     988         595       583       94.6
Uptown Village                      Dallas              1995         300   229,971     767         799       740       97.1
The Abbey (8)                       Dallas              1996          34    43,384   1,276       1,775     1,604       95.7
The Vineyard (8)                    Dallas              1996         116    84,485     728         819       794       93.2
Winsted Village (8)                 Dallas              1996         314   228,473     728         677       655       94.6
Columbus Square (8)                 Dallas              1996         218   187,722     861       1,038     1,005       94.6
The Commons (11)                    Dallas              1985         158   101,977     645         685       N/A        N/A
                                                                     ---   -------   -----       -----       ---        ---

Subtotals/Averages-Completed           (27 properties)             5,564 4,658,671     837        $783      $735       95.6%

Development Properties-under construction:
Addison Circle One                  Dallas              1997         460   412,340     896          N/A      N/A        N/A
Columbus Shore                      Dallas              1997         503   398,998     793          N/A      N/A        N/A
Columbus Pointe                     Jackson, MS         1997         240   191,015     796          N/A      N/A        N/A
Cole's Corner                       Dallas              1997         186   148,133     796          N/A      N/A        N/A
The Rice Hotel                     Houston              1997         317   318,877   1,006          N/A      N/A        N/A
Heights of State-Thomas             Dallas              1998         196   159,897     816          N/A      N/A        N/A
                                                                     ---   -------     ---          ---      ---        ---

Subtotals/Averages-Development         (6 properties )             1,902 1,629,260     857          N/A      N/A        N/A
                                                                   ----- ----------    ---          ---      ---        ---

Totals/Averages                       (33 properties )             7,466 6,287,931     842          N/A      N/A        N/A
                                                                   ===== =========     ===          ===      ===        ===

________________
Notes:
     (1)  Refers to greater metropolitan area of cities indicated.
     (2) Includes only apartment units; excludes common areas and commercial space.
     (3) Weighted average of monthly rates used for new leases and renewals as of March 1, 1997.
     (4) Average monthly rent collected per occupied unit for the year ended December 31, 1996.

     (5) Total rent collected divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the maximum rent collectible, based on signed leases for occupied units and market rates for vacant units.
     (6) Windhaven Village is subject to a master lease with Electronic Data Systems.
     (7) The Company does not own all the units in these properties. Information is provided only with respect to the units owned by the Company.
     (8) Development Properties completed during 1996 reflect rental income and occupancy performance from completion of construction through December 31, 1996.
     (9) Town Lake and The Parks are operated as one property; rent and occupancy numbers reflect combined averages.
     (10) The Trace I & II are operated as one property; rent and occupancy numbers reflect combined averages.
     (11) The Company acquired the 158-unit multifamily residential property known as The Commons at Turtle Creek in February 1997 from an unaffiliated third party. Data relating to rent collected per unit and economic occupancy for 1996 cannot be verified by the Company.

INDUSTRIAL PROPERTIES

     The Post and Paddock Service Center ("Post and Paddock") contains 241,400 square feet and is located in the Great Southwest Industrial District in Grand Prairie, Texas, one of the largest distribution and industrial parks in the United States. As of December 31, 1996, Post and Paddock was 98% occupied by 24 tenants paying an average annual base rent equal to approximately $4.35 per square foot.

     The Campus Office Technology Center ("Campus Circle"), located in the Las Colinas Business Park in Irving, Texas, contains 65,410 rentable square feet. As of December 31, 1996, the building was 100% occupied by three tenants, CAE-Link Corporation, Vanstar Corporation (formerly CLTX, Inc.), and PAS Financial Group, paying average annual rents equal to approximately $9.39 per square foot.

RETAIL PROPERTY

     The Towne Crossing Shopping Center ("Towne Crossing") is adjacent to Town East Mall in the community of Mesquite, Texas, approximately 12 miles east of the Dallas central business district. Anchor tenants occupying 10% or more of the total 168,689 square feet of rentable space include a Kroger Food Market, AMC Theaters, and Accent Craft Mall.

     As of December 31, 1996, Towne Crossing was approximately 99% occupied. The three anchor tenants occupy approximately 57% of the leasable area at an average annual rent of approximately $9.92 per square foot. Twenty-eight local tenants, including restaurants, a health club, medical professionals, personal services and specialty shops, occupy approximately 42% of the total leasable area at an average annual rent of approximately $10.05 per square foot.

INDUSTRIAL AND RETAIL LEASE TERMS

     The Company's industrial and retail leases provide for monthly payments of base rent in advance and the reimbursement of operating expenses. With respect to the industrial properties, operating expenses are passed through to tenants, subject to expense stops which are usually equal to the actual operating expenses for the first year of the term of the lease. With respect to the retail leases, tenants generally reimburse their pro rata share of all operating expenses, without regard to an expense stop. The commercial and retail leases do not provide for any free rent, nor permit tenants to abate or offset rents. The Company's liability under the leases is limited to the Company's interest in the property in which the leased premises are located. In the event of a casualty, the Company generally has the right to terminate any lease or to make repairs within 180 days before the tenant has a right to terminate.

ITEM 3.  LEGAL PROCEEDINGS

        Neither the Company nor the Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Properties, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and none of which are expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

        The Company's common shares were listed and began trading on the New York Stock Exchange on December 22, 1993 under the symbol "CLB". The following table sets forth the quarterly high and low sales prices per share as reported on the New York Stock Exchange and the dividends the Company declared and paid for each quarter during 1995 and 1996:

             Quarter Ended      High              Low         Dividend per share
             --------------     ----              ---         ------------------
          March 31, 1995        18-7/8             16               $0.375
          June 30, 1995          20               17-5/8             0.375
          September 30, 1995    20-1/8            18-1/8             0.375
          December 31, 1995     19-7/8            17-3/4             0.375

          March 31, 1996        20-3/4            18-7/8             0.375
          June 30, 1996         20-1/8            18-1/4             0.395
          September 30, 1996    20-3/4            18-3/4             0.395
          December 31, 1996     23-1/4            20-3/8             0.395

        On March 6, 1997, the last reported sales price of the Company's common shares on the New York Stock Exchange was 20-7/8 per share. On March 6, 1997, the Company had 635 shareholders of record.

        In order for the Company to maintain its qualification as a REIT, it must make annual distributions to the shareholders of at least 95% of its taxable income. Under certain circumstances, the Company could be required to make distributions in order to meet such requirement in excess of its cash available for distribution, but the Company does not expect this to occur in the foreseeable future.

        The Company presently expects to continue to pay comparable quarterly dividends in the foreseeable future. The amount of such dividends will be determined, based in part, on the Company's net income and funds from operations, which will be impacted by several variables, including interest rates and the overall performance of the Properties and the Development Properties. In establishing and declaring future dividend payments, the Company and its Board of Trust Managers will also evaluate, in addition to the Company's net income and funds from operations, the distribution requirements under the REIT provisions of the Internal Revenue Code, and any other factors deemed relevant to such declaration, including general economic conditions. Additionally, the Credit Facility contains certain covenants which may, in some circumstances, restrict the Company's ability to distribute cash to its shareholders. These covenants include a specific requirement that no more than 90% of funds from operations may be distributed as dividends related to each calendar year after December 31, 1994. For the year ended December 31, 1996, the Company distributed approximately 86% of its funds from operations to its shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

        The succeeding three tables set forth the following information: (1) selected financial and operating information for the Company on a consolidated historical basis as of and for the years ended December 31, 1996, 1995 and 1994, on a consolidated pro forma basis for the year ended December 31, 1993, on a consolidated historical basis as of December 31, 1993, and for the period from October 12, 1993 (inception) through December 31, 1993, and on a combined historical basis for the Columbus Group and Texana Group (collectively, the "Predecessors") and the Company combined as of December 28, 1993, and December 31, 1992, and for each of the years in the two-year period ended December 31, 1993. The combined historical results of the Columbus Group have been included with the combined historical results of the Texana Group (and with the Company for 1993) in the column entitled "Combined Historical" for the periods presented in order to permit a meaningful comparison with the Company's historical and pro forma financial information since the Company, on an ongoing basis, includes the properties of the Predecessors; (2) selected financial and operating information on a combined historical basis for the Columbus Group as of December 28, 1993, and for the period from January 1, 1993, through December 28, 1993, and as of and for the year ended December 31, 1992, and (3) selected financial and operating information on a combined historical basis for the Texana Group as of December 28, 1993, and for the period from January 1, 1993, through December 28, 1993, and as of and for the year ended December 31, 1992.

        The following selected financial data should be read in conjunction with the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this report.

                  SELECTED FINANCIAL AND OPERATING INFORMATION
                COLUMBUS REALTY TRUST AND PREDECESSORS COMBINED
             (in thousands, except share and per share information)

                                                                                          Columbus
                                                                           Columbus        Realty      Columbus Realty
                                                                         Realty Trust      Trust           Trust and
                                                                         Consolidated    October 12,      Predecessors
                                                                         Pro Forma (1)      1993      Combined Historical
                                   Columbus Realty Trust, Historical      Year Ended       through         Year Ended
                                        Year Ended December 31,           December 31,   December 31,     December 31,
                                   --------------------------------------------------------------------------------------
                                       1996      1995          1994          1993            1993      1993 (2) 1992(2)
                                       ----      ----          ----          ----            ----      -------  ------
OPERATING DATA:
Revenues:
  Rental                             $ 45,910       $39,023      $28,963     $19,365          $182   $19,365   $16,220
  Property management                     298           479          640         453             5       453       482
  Interest and other                    2,322         1,749        1,278         905             1       846       882
                                   --------------------------------------------------------------------------------------
     Total revenues                    48,530        41,251       30,881      20,723           188    20,664    17,584
Operating expenses:
  Property operating and
   maintenance (3)                     12,459        10,118        7,526       5,757            20     5,757     4,613
  General and administrative (4)        5,979         5,362        4,612       3,410            21     3,183     2,694
  Interest                              7,884         5,596        2,848         825             9     7,795     6,520
  Interest related to
   amortization of
   deferred financing costs               393           515          474         428             4       357       102
  Depreciation and
   amortization                        10,603         9,232        6,660       4,706            48     4,335     3,333
                                   --------------------------------------------------------------------------------------
     Total expenses                    37,318        30,823       22,120      15,126           102    21,427    17,262
Gain on sale of real estate               246             -            -           -             -         -         -
                                   --------------------------------------------------------------------------------------
Net income (loss) before
 extraordinary item                   $11,458       $10,428       $8,761      $5,597          $ 86     $(763)     $322
Net income per common share
 (primary and fully diluted)             $.94          $.90         $.89        $.66          $.01         -         -
Dividends per common share              $1.56         $1.50       $1,502           -             -         -         -
Weighted average number of
 common shares outstanding:
     Primary                       12,099,291    11,536,110    9,832,417   8,500,084     8,500,084         -         -
     Fully diluted                 12,142,069    11,556,269    9,845,759   8,500,084     8,500,084         -         -
-------------------------------------------------------------------------------------------------------------------------

                                                                                          Predecessors Combined
                                          Columbus Realty Trust                                Historical
                                              December 31,                              December 28,  December 31,
                                 ---------------------------------------------        -----------------------------
                                    1996        1995      1994         1993             1993 (2)           1992 (2)
                                    ----        ----      ----         ----             --------           --------
BALANCE SHEET DATA:
Real estate, before accumulated
 depreciation                       $399,813    $335,046  $267,786     $158,946            $133,491       $124,249
Total assets                         374,576     320,976   253,370      149,681             122,619        116,898
Total debt                           179,855     145,492    79,324       28,063             101,836        104,842
Shareholders'/owners' equity         180,078     156,827   161,859      115,460              15,417          6,018

            SELECTED HISTORICAL FINANCIAL AND OPERATING INFORMATION
                               THE COLUMBUS GROUP
                                 (in thousands)

                                                 Period Ended    Year Ended
                                                 December 28,    December 31,
                                                    1993            1992
                                              ----------------------------------
OPERATING DATA:
Revenues:
   Rental                                            $11,331        $ 8,103
   Property management                                   253            254
   Interest and other                                    265            222
                                              ----------------------------------
    Total revenues                                    11,849          8,579

Operating expenses:
   Property operating and maintenance (3)              3,078          2,000
   General and administrative (4)                      1,896          1,383
   Interest                                            4,960          3,765
   Interest related to amortization of
      deferred financing costs                           201            102
   Depreciation and amortization                       2,776          1,864
                                              ----------------------------------
Total expenses                                        12,911          9,114

Net loss                                             $(1,062)       $  (535)

--------------------------------------------------------------------------------

                                                December 28,       December 31,
                                                   1993                1992
                                              ----------------------------------
BALANCE SHEET DATA:
Real estate, before
  accumulated depreciation                           $81,996        $73,490
Total assets                                          75,429         69,741
Total debt                                            67,432         58,177
Owners' equity                                         4,281          7,258

            SELECTED HISTORICAL FINANCIAL AND OPERATING INFORMATION
                               THE TEXANA GROUP
                                (in thousands)

                                                       Period Ended                 Year Ended
                                                       December 28,                December 31,
                                                           1993                        1992
                                              --------------------------------------------------------
OPERATING DATA:
Revenues:
   Rental                                            $       7,852                       $8,117
   Property management                                         194                          228
   Interest and other                                          580                          660
                                              --------------------------------------------------------
      Total revenues                                         8,626                        9,005

Operating expenses:
   Property operating and maintenance (3)                    2,659                        2,613
   General and administrative (4)                            1,266                        1,311
   Interest                                                  2,826                        2,755
   Interest related to amortization of
      deferred financing costs                                 152                            -
   Depreciation and amortization                             1,511                        1,469
                                              --------------------------------------------------------
Total expenses                                               8,414                        8,148

Net income before extraordinary item                          $212                         $857

--------------------------------------------------------------------------------

                                                       December 28,                December 31,
                                                           1993                        1992
                                              --------------------------------------------------------
BALANCE SHEET DATA:
Real estate, before accumulated depreciation                $51,495                     $50,759
Total assets                                                 47,190                      47,157
Total debt                                                   34,404                      46,665
Owners' equity (deficit)                                     11,136                      (1,240)

NOTES TO SELECTED FINANCIAL DATA:

(1) Consolidated pro forma statements of operations reflect adjustments principally for (i) reduction of mortgage notes payable and related interest expense due to debt repayment, (ii) additional expenses associated with operating as a public company, (iii) the increase in basis of certain real estate assets for the excess of purchase price over historical cost, as well as the related increased depreciation, (iv) proceeds from draws under the Credit Facility and the related interest expense and (v) the sale of common shares and the application of the net proceeds therefrom (after deducting underwriting discounts and commissions and estimated offering expenses).

(2) Represents the audited combined historical financial statements of the Columbus Group and the Texana Group. In 1993, the audited consolidated financial statements of Columbus Realty Trust are also included.

(3) Property operating and maintenance includes repairs and maintenance, utilities, real estate taxes and other property operating expenses.

(4) General and administrative includes advertising expenses, corporate general and administrative expenses, and property general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the "Selected Financial Data" and all of the financial statements appearing elsewhere in this Form 10-K.

     As of December 31, 1996, the Company owned 5,410 completed residential units in its real estate portfolio, an increase of 868 units or 19% over the 4,542 units held as of December 31, 1995, and an increase of 1,620 units or 43% over the 3,790 units held as of December 31, 1994. During the twelve months ended December 31, 1996, five newly-constructed multifamily residential projects comprising 874 units were completed and added to the operating portfolio, and six individual condominium units in one property were sold. The net growth in the number of residential apartment units owned and operated by the Company has had a significant impact upon the Company's operating results, as hereinafter described.

     Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT. Accordingly, the Company believes that the presentation of funds from operations provides an appropriate measure of the Company's performance relative to other real estate investment trusts. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") initially adopted a resolution defining funds from operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT approved for adoption a "White Paper on Funds from Operations," which modified the definition of funds from operations to limit adjustments for depreciation and amortization to those related specifically to real estate investments, and made further recommendations for disclosures intended to enhance the comparability and usefulness of the operating data. In accordance with NAREIT's recommendation, the Company implemented the modified NAREIT definition beginning in 1996.

     Funds from operations does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to the Company, nor should it be considered as an alternative to net income as an indicator of operating performance. The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, funds from operations should be disclosed in conjunction with net income (or loss) as presented in the financial statements and data included elsewhere in this Form 10-K. Computed in accordance with the modified definition as described above, funds from operations for the years ended December 31, 1996, 1995 and 1994, was approximately $21.9 million, $19.5 million and $15.6 million, respectively, as detailed in the table below (in thousands):

                                                                       Years ended December 31,
                                                             1996                1995                1994
                                                       --------------------------------------------------------
Net income                                                 $11,458             $10,428             $ 8,761
Depreciation of real estate assets                          10,257               8,828               6,443
Amortization of tenant allowances and capitalized
 leasing costs                                                 206                 194                 111

Non-cash compensation expense                                    -                   -                 245
                                                           -------             -------             -------
Funds from operations, as adjusted                         $21,921             $19,450             $15,560
                                                           =======             =======             =======

     Funds from operations for the year ended December 31, 1996, totaled approximately $21.9 million or $1.81 per common share, compared with funds from operations of approximately $19.5 million or $1.68 per common share in the comparable prior period. The increase in funds from operations of approximately $2.4 million or 12% in 1996 over 1995 is primarily attributable to the net operating income provided by the increased number of apartment units in the

Company's portfolio, partially offset by an increase in the amount of expensed debt service. Interest expense increased due to borrowings during 1995 and 1996 to fund property acquisitions, and completion of construction of three multifamily projects in 1995 and five multifamily projects in 1996. Interest on debt incurred for construction projects is capitalized prior to completion of construction. After completion of construction, interest on such debt is expensed.

     Funds from operations for the year ended December 31, 1994, was adjusted for a one time, non-cash compensation expense of $245,000. The adjustment gives effect to the grant in the first quarter of 1994 of 13,200 shares at par value ($0.01) to non-executive employees under the Company's Share Bonus Plan established in connection with the Initial Public Offering. For tax purposes and under generally accepted accounting principles, the incremental market value of these shares was expensed as compensation, but had no impact on the cash flow of the Company. Management believes this adjustment to funds from operations is necessary to accurately reflect the Company's performance for comparative purposes and to provide the basis for payment of dividends.


RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

     The Company's net income increased approximately $1.0 million to approximately $11.5 million or $0.94 per common share for the year ended December 31, 1996, compared with net income of approximately $10.4 million or $0.90 per common share for the year ended December 31, 1995, primarily as a result of operations from the seven multifamily construction projects which were completed and leased during 1995 and 1996. Included in net income for the year ended December 31, 1996, is a net gain of $246,000 from the sale of condominium units at one of the Company's properties.

     Revenues from all sources totaled approximately $48.5 million in the year ended December 31, 1996, compared with total revenues of approximately $41.3 million in the year ended December 31, 1995. Rental revenues totaled approximately $45.9 million during the year ended December 31, 1996, an increase of approximately $6.9 million or 17.76% over rental revenues of approximately $39.0 million in the previous year. During 1996 the Company received approximately $5.9 million of additional rental income from the seven multifamily development projects completed and leased in 1995 and 1996. Rental revenues increased approximately $1.2 million due to rental rate increases at the Company's stabilized properties operating for both twelve month periods ended December 31. Rental revenues includes $12,000 and $15,000 of deferred rental income in the years ended December 31, 1996 and 1995, respectively. Property management income decreased $181,000 or 37.8% from 1995 due to a decrease in apartment units and retail space managed for third-party owners. Interest and other revenues increased $573,000 or 32.8% in 1996 over 1995 primarily due to increased other income from the properties, including the incremental increase in other income from the recently completed development projects, increased yields earned on invested funds, and a $50,000 nonrecurring marketing commission earned pursuant to the sale of a commercial property formerly managed for an affiliate of the Company.

     Total expenses during the year ended December 31, 1996, were approximately $37.3 million, an increase of approximately $6.5 million or 21.1% over total expenses of approximately $30.8 million in the prior year. The increase in total expenses is primarily due to the growth in the size of the Company's residential operating portfolio as a result of its development and construction program, an increase in expensed interest, and higher property tax valuations on certain of the properties. The increase in the number of stabilized apartment units was the primary reason for the $456,000 or 14.6% increase in repairs and maintenance expenses and the $528,000 or 26.7% increase in other property operating expenses. Advertising expenses increased $172,000 or 31.2% in 1996 over 1995 primarily as a result of increased advertising and marketing incurred to support the leasing programs at the newly completed development projects and to maintain high occupancies at the remaining properties. Property administrative expenses increased $429,000 or 15.6% in the year ended December 31, 1996, over 1995 due to salary and benefits increases and additional personnel managing the newly completed development properties. Real estate tax expense increased approximately $1.4 million or 27.0% in 1996 compared with 1995. Approximately $687,000 of this increase relates to tax increases due to higher tax assessments on certain of the properties in the operating portfolio in both years. The remainder of the increase of $706,000 is attributable to the development properties added to the portfolio in 1995 and 1996. General and administrative expenses incurred for the Company's corporate activities increased $16,000 or almost 1% in 1996. Higher personnel, administrative, and investor communications costs were offset by lower travel, franchise tax, and insurance costs.

     Interest expense increased approximately $2.3 million or 40.9% in the twelve months ended December 31, 1996, compared with 1995 as a result of an increase in non-development debt outstanding in the two periods. The Company's average non-development debt outstanding under the Credit Facility, plus other fixed-rate debt, was approximately $108.1 million for the year ended December 31, 1996, compared with an average non-development debt balance of $72.4 million in the previous year. The Company's average interest rate for non-development debt under the Credit Facility was 7.17% in 1996 compared with an average interest rate of 7.78% on non-development debt under the Credit Facility in 1995. Interest related to amortization of deferred financing costs decreased $122,000 or 23.7% in 1996 from 1995 because certain deferred commitment fees became fully amortized in the fourth quarter of 1995, and as a result of increased proportionate borrowings under the Credit Facility for development activities, which decreased the pro-rata share of amortization attributable to operating activities.

     Depreciation and amortization expense increased approximately $1.4 million or 14.9% in the year ended December 31, 1996, compared with the twelve months ended December 31, 1995. The addition of multifamily residential properties to the operating portfolio in 1995 and 1996 resulted in approximately $1.3 million of additional depreciation and amortization expense. Depreciation and amortization of the real property and fixed assets on the remaining operating portfolio and on furnishings and equipment at the corporate offices increased $176,000 overall. The increased depreciation and amortization due to capital improvements undertaken at certain properties in 1995 and 1996 more than offset decreases in depreciation and amortization of short-lived equipment and furnishings which have become fully depreciated at certain properties and at the Company's corporate offices. In addition, the Company stopped depreciating its real estate investments in two condominium communities in June 1996 when marketing efforts to sell the condominium units began and the net book value of the two properties was reclassified as real estate held for sale. The reclassification resulted in a $121,000 decrease in depreciation expense in 1996 from 1995.

     The Company invested approximately $68.2 million in its real estate portfolio during the year ended December 31, 1996. Approximately $58.6 million was invested in the development and construction of ten multifamily residential apartment projects, five of which were completed as of December 31, 1996. The Company acquired three new multifamily residential development sites for approximately $7.1 million, in aggregate, in 1996. Additionally, the Company invested approximately $2.5 million for capital improvements, purchases of furniture, fixtures, and equipment, and retail leasing commissions in the year ended December 31, 1996. The components of these capital investments were (a) approximately $1.8 million invested in improvements to the multifamily residential properties held in the Company's real estate portfolio for one year or longer, (b) $358,000 invested in capital improvements to a property acquired in the first quarter of 1995, (c) $333,000 invested in tenant improvements, capital expenditures, and leasing commissions for the Company's retail and industrial properties, and (d) $81,000 invested in furniture, fixtures, and equipment for the corporate offices. More detailed information regarding these capital investments is set forth in the following table.

Summary of capital improvements for the year ended December 31, 1996:

                                                    Stabilized Properties (1)     Acquisition Property (2)           Totals
                                                 -----------------------------------------------------------------------------------
                                                     Amount          Per Unit         Amount      Per Unit       Amount     Per Unit
                                                     ------          --------         ------      --------
                                                 (in thousands)                   (in thousands)              (in thousands)
Multifamily residential properties
----------------------------------
Recurring expenditures
  Floor coverings                                     $175             $35.97            $19       $116.85         $194       $38.55
  Appliances                                            16               3.28             25        159.01           41         8.24
  Exterior repairs                                     701             144.41             25        155.23          726       144.76
  Furniture, fixtures, &                               203              41.73            118        737.43          321        63.92
    equipment
  Other                                                 63              12.88              3         16.54           66        12.99
                                                 -----------------------------------------------------------------------------------
Subtotal - recurring                                 1,158             238.27            190      1,185.06        1,348       268.46

Revenue generating                                      93              19.25              -             -           93        18.64

Major renovations                                      503             103.48            168      1,055.15          671       133.83
                                                 -----------------------------------------------------------------------------------
Total multifamily residential                       $1,754            $361.00           $358     $2,240.21        2,112      $420.93
                                                 ===========================================================             ===========

Industrial and retail properties (3)                                                                                      Per Sq. Ft
------------------------------------                                                                                      ----------
Tenant improvements                                                                                                 208        $0.40
Commissions                                                                                                          34          .07
Other                                                                                                                91          .17
                                                                                                            ------------------------
Total industrial and retail                                                                                         333        $0.64
                                                                                                                         ===========
Corporate purchases of furniture, fixtures, and equipment                                                            81
                                                                                                            ------------
Total                                                                                                             $2,526
                                                                                                            ============

(1) Multifamily residential properties owned for one year or more as of January 1, 1996, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 29, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units during the year ended December 31, 1996, was 4,857.

(2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1996. Per unit computations are based on 160 units.

(3) Total leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994
------------------------------------------------------------------------------

     The Company's net income increased approximately $1.7 million to approximately $10.4 million or $0.90 per common share for the year ended December 31, 1995, compared with net income of approximately $8.8 million or $0.89 per common share in 1994. The additional rents collected from properties added to the Company's portfolio during 1994 and 1995 is the primary reason for this increase. During the twelve months ended December 31, 1995, rental revenues totaled approximately $39.0 million, an increase of approximately $10.1 million or 34.8% over rental revenues of approximately $29.0 million in 1994. Rental revenues generated by properties purchased since January 1, 1994, accounted for approximately $6.0 million of this increase, while the completion of the Trace II, Uptown Village, and Ascension Point II projects during 1995 resulted in additional rental income of approximately $3.2 million. Rental revenues from the remaining properties in the operating portfolio increased approximately $831,000 in 1995 over the comparable prior year due to higher average occupancy rates and rental rate increases. The Company recognizes rental revenue from commercial tenants on a straight-line basis over the terms of the related leases. Rental revenues includes $15,000 and $13,000 of deferred rental income in the years ended December 31, 1995 and 1994, respectively. Property management income decreased $161,000 or 25.2% in 1995 from 1994 because of a decrease in apartment units and retail space managed for third-party owners. Interest and other revenues increased $471,000 or 36.9% in 1995 over 1994 primarily due to income from the properties added to the Company's portfolio, and because of increased yields earned on invested funds.

        Total expenses during the year ended December 31, 1995, were approximately $30.8 million, an increase of approximately $8.7 million or 39.4% over total expenses of approximately $22.1 million in 1994. The increase in total expenses is primarily due to the growth in the size of the Company's residential operating portfolio as a result of its acquisition and development activities. The increase in the number of apartment units operated by the Company resulted in a $771,000 or 32.9% increase in repairs and maintenance expenses, a $483,000 or 32.4% increase in other property operating expenses, and a $185,000 or 50.6% increase in advertising expenses in 1995 compared with 1994. Property administrative expenses increased $349,000 or 14.6% in 1995 over 1994 primarily due to salaries and benefits for personnel managing the new properties. General and administrative expenses incurred for the Company's corporate activities increased $216,000 or 11.8% in 1995 over 1994 as a result of higher costs to acquire, develop, and manage the Company's larger real estate portfolio. Real estate tax expense increased approximately $1.3 million or 36.3% in 1995 over 1994 due to the additional properties owned in 1995, and due to increased tax assessments on certain of the properties.

        The Company's increased borrowing pursuant to the Credit Facility and other mortgage debt incurred to fund its construction and acquisition activities in 1994 and 1995 resulted in an increase of approximately $2.7 million or 96.5% in interest expense in the year ended December 31, 1995, over 1994. Additionally, the Company's average cost of borrowing under the Credit Facility for completed properties increased from 6.33% in 1994 to 7.78% in 1995.
Interest related to amortization of deferred financing costs increased $41,000 or 8.7% in 1995 over 1994 as the Company incurred additional loan fees in 1995 to obtain an amendment to the Credit Facility.

        Approximately $2.2 million of the $2.6 million or 38.7% increase in depreciation and amortization expenses in 1995 over 1994 relates to depreciation recognized on the additional properties held in the Company's operating portfolio in 1995 compared with 1994. The remaining increase is related to an increase in depreciable assets after capital improvement programs at certain of the other properties, and investments in furniture, fixtures, office machines, and computer equipment for the corporate offices.

        The Company invested approximately $64.9 million, in total, in the real estate portfolio during the year ended December 31, 1995. Approximately $54.3 million was invested in the development and construction of ten multifamily residential apartment projects, three of which were completed during the year. The Company acquired an existing multifamily residential property and two additional units in the Ascension Point condominium community for approximately $6.6 million, in the aggregate. Approximately $1.6 million was invested in capital improvements to properties acquired in 1994 and 1995, and approximately $1.2 million was invested in improvements to the multifamily residential properties held in the Company's original real estate portfolio. Tenant improvements and capital expenditures for the Company's retail and industrial properties totaled $521,000, and investments in furniture, fixtures, and equipment totaled $605,000 in 1995. The expenditures for furniture, fixtures, and equipment were comprised of $432,000 primarily for maintenance equipment, vehicles, and computers at the properties, and $173,000 for computers and furnishings at the Company's corporate offices.

CASH FLOW ANALYSIS

        The Company's activities resulted in a net decrease in cash and cash equivalents of approximately $8.0 million in the year ended December 31, 1996, compared with a net increase in cash and cash equivalents of approximately $6.3 million in the previous year ended December 31, 1995. Cash inflows from the Company's operating activities totaled approximately $19.4 million in 1996, compared with approximately $22.4 million provided by operations in the year ended December 31, 1995. The Company's investing activities in the year ended December 31, 1996, totaled approximately $67.7 million compared with approximately $64.9 million in the prior year. The Company's investment of approximately $68.2 for development of and improvements to its real estate portfolio was previously described in the discussion of the results of operations for the year ended December 31, 1996. The sale of six condominium units at one of the Company's properties provided $520,000 in the year ended December 31, 1996. During the year ended December 31, 1995, the Company invested approximately $64.9 million in its real estate portfolio. The components of these investments were approximately $54.3 million invested in properties under development and construction during the year, approximately $6.6 million for acquisitions of existing multifamily properties, and approximately $3.9 million for improvements to the operating portfolio and purchases of furniture and equipment.

        Financing activities undertaken in the year ended December 31, 1996, provided approximately $40.2 million, compared with approximately $48.8 million in the year ended December 31, 1995. The primary cash inflows from financing activities in 1996 were approximately $59.2 million provided from construction draws, approximately $23.9 million provided from the sale of 1,166,600 of the Company's common shares, and approximately $5.8 million provided from sales of common shares of the Company pursuant to shareholder and employee plans. The Company's cash outflows from financing activities during 1996 were approximately $24.8 million for payments on notes payable, approximately $23.0 million for dividend payments to shareholders, and $793,000 in the aggregate for financing and common share offering costs. During the year ended December 31, 1995, the Company's primary cash inflows from financing activities were approximately $118.3 million from construction draws and proceeds from a note payable, and approximately $1.2 million from sales of common shares pursuant to shareholder and employee plans. Cash outflows for financing activities in the year ended December 31, 1995, were approximately $52.2 million for payments on notes payable, approximately $17.2 million for dividend payments to shareholders, and approximately $1.4 million in the aggregate for financing and offering costs.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically used cash flow from operations to meet its dividend payments and short term liquidity requirements, and a combination of equity, mortgage debt, and credit line debt to finance its development and acquisition of new properties. The Company has established a $170 million credit line (the "Credit Facility") with several lenders as the primary source of acquisition and development capital, with a view towards replacing that debt following acquisition (or completion, in the case of a development property) as market conditions warrant, with either long term fixed rate debt or permanent equity. As of March 6, 1997, the Company had a total of $199.1 million in outstanding debt, consisting of $137.7 million under the Credit Facility (of which $70.8 million was drawn for development in progress), $59.8 million in fixed rate debt with an average maturity of 5.1 years, and $1.6 million in short-term, unsecured debt drawn for acquisition of a new development in progress. Prior to its maturity date of May 1, 1997, the Company intends to retire the $1.6 million in unsecured debt with an incremental draw on the Credit Facility.

LONG-TERM FINANCING ARRANGEMENTS

        The Company's long-term financing includes a $50 million loan from Nationwide Life Insurance Company (the "Nationwide Loan") which bears interest at a fixed rate of 7.45% and matures in December 2002, with a 25-year principal amortization schedule. The loan is collateralized by nine properties formerly pledged as part of the collateral pool securing the Credit Facility. In November 1995 the Company used the $50 million proceeds to retire an equivalent amount of variable rate debt outstanding under the Credit Facility, simultaneously releasing the nine properties as collateral for the Nationwide loan. The
Company completed the refinancing with the goal of fixing its cost on a significant portion of the Company's debt and reducing exposure to future interest rate increases. As of March 6, 1997, approximately $49.1 million was outstanding under the Nationwide loan.

        The Company currently has under construction a total of 1,902 units in six multifamily residential communities, and has acquired one additional site upon which it expects to construct approximately 346 multifamily residential units. These seven developments are currently projected to cost approximately $172 million, of which $115 million is anticipated to be funded from the Credit Facility and internally generated cash flow, and the remaining $57 million from third party debt and other sources. Full use of the Company's $170 million availability in the Credit Facility is subject to the Company's ability to provide sufficient collateral to the lenders during the term of the loan. Such collateral is currently available to fully utilize the committed loan amount, plus an additional $12 million of borrowing capacity under the existing loan-to-value requirements under the terms of the Credit Facility. Additional collateral value will become available during 1997 as existing developments in progress are completed and become operational. This should allow the Company to meet the funding requirements currently contemplated under the Credit Facility to complete its planned development in progress by either (a) increasing the facility's current commitment, subject to agreement with the existing lenders, or (b) releasing certain collateralized assets from the facility for use in securing additional third party debt.

        While the Company currently intends to continue to use the Credit Facility as its primary source of development financing, it may in the future use additional third party secured debt, unsecured public debt, cash flow from operations, and other sources of debt or equity to fund acquisitions and development costs, or to refinance the Credit Facility before maturity when deemed appropriate. With respect to any development properties, the Company intends to fund interest payments through additional draws on the various loan sources until such properties are completed and begin to provide sufficient income to satisfy debt service requirements and operating expenses. When the Credit Facility matures on December 31, 1997, the Company will be required to secure substitute financing for any balance then outstanding.

        On August 8, 1996, the Company filed a "shelf" Registration Statement with the Securities and Exchange Commission on Form S-3 to register an aggregate of $200 million of debt securities, common shares, preferred shares and warrants (collectively, the "Registered Securities"). The Registered Securities may be issued separately or together, in separate series, and in amounts and at prices and terms to be determined by market conditions at the time of offering. On October 10, 1996, the Company sold 1,166,600 common shares of beneficial interest pursuant to the Registration Statement, at a price of $20.50 per share, or an aggregate purchase price of approximately $23.9 million, to certain institutional investors. The net proceeds after transaction expenses were combined with working capital to retire $24.0 million of debt outstanding under the Credit Facility. The proceeds from any future sales of the Registered Securities under the Registration Statement may be used for general Company purposes, including the development and acquisition of multifamily residential properties and further repayment of secured or unsecured indebtedness.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

        This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations which involve a number or risks and uncertainties, including, but not limited to, risks due to the market concentration of the Company's properties in Dallas, Texas and particularly the Uptown District; risks associated with the acquisition, construction, and development of multifamily residential properties - including the risk of oversupply of units or a reduction in demand for apartment units, risks associated with delays in construction and lease-up, cost increases, and risks that the Company's acquisition and development properties will fail to perform as expected; real estate financing risks such as availability of debt or equity financing in the future and the risk of increasing rates for such financing; as well as other risks listed from time to time in the Company's reports filed with the SEC.

RECENT DEVELOPMENTS

        On January 16, 1997, the Company paid a deposit of $300,000 pursuant to an earnest money contract to purchase and redevelop a ten-acre tract known as the St. Luke's Hospital Campus located in Denver, Colorado. The Company expects to complete a purchase of the site when demolition of existing buildings, remediation of the property, and certain other conditions are met.

          On February 24, 1997, the Company purchased a 158-unit multifamily residential property known as The Commons at Turtle Creek, located in Dallas, Texas, for a purchase price of approximately $6.9 million. The purchase was funded from the Company's Credit Facility.

        On February 25, 1997, the Company filed a Registration Statement on Form S-8, registering the issuance of 1,000,000 common shares to be issued pursuant to the Company's Employee Incentive Plan.

        On February 27, 1997, the Company executed a forty-year land lease agreement for a redevelopment project, The Rice Hotel, located in Houston, Texas. The Rice Hotel is an 18-story structure originally built in 1913. Under terms of the agreement, the Company will fund redevelopment of the hotel into a mixed-use residential and retail facility comprised of 317 loft-style apartments and 21,000 square feet of retail space. The Company, in partnership with a Houston development company, will manage all aspects of the renovation, currently budgeted at approximately $33.3 million, and operations of the project upon completion. The Houston Housing Finance Corporation (HHFC), owner of the land, will fund approximately $6.6 million of abatement and infrastructure costs, and the Company will provide the balance of the funding. Concurrently with closing the lease agreement, the Company guaranteed a $20.0 million construction loan for the project. The remainder of the Company's renovation costs will be funded from draws on the Credit Facility, cash flow from operations, or other short term financing.

        On March 7, 1997, the Company declared a dividend of $0.395 per common share, payable on March 25, 1997, to shareholders of record on March
21, 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Schedules appearing on Page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                     PART III


ITEM 10.  TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Trust Managers and the executive officers of the Company, their positions and offices with the Company or its subsidiaries, and the expiration of their current terms as Trust Managers are as follows:

Name                   Positions and Offices Held                          Term
----                   --------------------------                          ----
Richard L. Bloch     Chairman of the Board of Trust Managers               1999
Robert L. Shaw       Trust Manager, Chief Executive Officer                1997
Will Cureton         Trust Manager, Chief Operating Officer                1998
Roger T. Staubach    Trust Manager                                         1997
James C. Leslie      Trust Manager                                         1999
Amy DiGeso           Trust Manager                                         1999
Hugh G. Robinson     Trust Manager                                         1997
Gregg L. Engles      Trust Manager                                         1998
Richard R. Reupke    Chief Financial Officer
J. Michael Lewis     Senior Vice President-Treasurer
Thomas L. Wilkes     Senior Vice President-Management; President, CMSI
Arthur E. Lomenick   Senior Vice President-Development
James F. Duffy       Senior Vice President-Construction

        Pursuant to the terms of the Amended and Restated Declaration of Trust and Bylaws of the Company, the Board of Trust Managers will consist of no less than two and no more than eleven persons. The Board of Trust Managers is divided into three classes having three-year staggered terms. Trust Managers will hold office until their successors are duly elected and qualified.

        The following is a biographical summary of the experience of the executive officers and Trust Managers of the Company:

        Richard L. Bloch,  age 67, has been Chairman of the Board of Trust
        ----------------
Managers and a Trust Manager since October 1993 and is a member of the Executive Committee. Mr. Bloch has served as a Director of City National Bank of Beverly Hills and its holding company, City National Bank Corporation, since 1976 and of Cantel Corporation since 1988. Mr. Bloch served as a Director of Data Broadcasting Corporation from 1993 through 1995. He served as Chairman of the Board and Chief Executive Officer of Filmways, Inc. and Chairman of the Board of two of its principal subsidiaries, Union Fidelity Insurance and Grossett & Dunlap, Inc., from 1976 through 1982, and as a member of the board of directors of Glenayre Technology (formerly known as NuWest Corporation) from 1987 through 1992. He is a co-founder and former principal owner of the Phoenix Suns NBA basketball team and one of the former owners of the NBC-affiliated KVOA television station in Tucson, Arizona. Mr. Bloch's real estate experience includes co-developing and/or owning the Gulf & Western Building in New York City, a Hyatt Hotel in Los Angeles, the Transamerica Building in Tucson and several IBM and Allstate Insurance facilities.

        Robert L. Shaw,  age 40, has been Chief Executive Officer of the Company
        --------------
and a Trust Manager since its inception, and is a member of the Executive Committee. Mr. Shaw was a co-founder of Columbus Realty Holdings, Inc. ("CRH"), a predecessor of the Company, and of its affiliate, Memphis Real Estate, Inc. ("Memphis Real Estate"), and served as President of CRH and Memphis Real Estate from August 1989 to December 1993. Mr. Shaw was Executive Vice President of SBC Development Company from September 1987 to March 1990, and Vice President from July 1987 to September 1987. Mr. Shaw has been involved in the construction and development of multifamily residential properties since 1981. He serves on the Board of Directors of the Greater Dallas Chamber of Commerce and the National Association of Real Estate Investments Trusts. He is also a member of the Young Presidents Organization ("YPO"), the Urban Land Institute, and the National Multifamily Housing Counsel. In addition, he serves on the University of Texas at Dallas Advisory Board.

        Will Cureton,  age 46, has been Chief Operating Officer of the Company
        ------------
and a Trust Manager since its inception, and is a member of the Executive Committee. Prior to the formation of the Company, from 1987 until December 1993, Mr. Cureton served as President and Chief Executive Officer of Texana and certain of its affiliates (the "Texana Group"), which were merged into the Company pursuant to the Initial Public Offering. Prior to his affiliation with the Texana Group, Mr. Cureton was Vice President and Chief Operating Officer of The DicoGroup, Inc., a Dallas-based oil and gas and real estate company, from 1981 through 1988. Prior to his association with The DicoGroup, Mr. Cureton joined Coopers & Lybrand in 1974 as a Certified Public Accountant where he served as real estate coordinator and audit manager for the Dallas office until 1981. He is a member of the Real Estate Council and the National Association of Real Estate Investment Trusts. Mr. Cureton has been on the Board of Directors of the East Texas State University Athletic Association since 1989. He also serves on the ETSU Foundation Board and its Capital Campaign Steering Committee.

        Roger T. Staubach,  age 55, has been a Trust Manager of the Company
        -----------------
since December 1993 and is a member of the Audit Committee. Mr. Staubach is Chairman and Chief Executive Officer of The Staubach Company, an integrated real estate company providing services related to office, industrial and retail real estate with a commitment to represent only the real estate user, which he formed in 1977. He is also a director of a number of affiliates and subsidiaries of The Staubach Company, and serves as president of several of these entities. Mr. Staubach is a director of Halliburton Company, Brinker International, and First USA, Inc. and a trustee of American AAdvantage Funds. Mr. Staubach was quarterback for the Dallas Cowboys professional football team from 1969 through 1979.

        James C. Leslie,  age 41, has been a Trust Manager of the Company since
        ---------------
December 1993, and is Chairman of the Audit Committee and a member of the Executive Compensation Committee. Mr. Leslie is President-Financial Services, a member of the Office of the President, and a director of The Staubach Company, positions he has held since February 1996, January 1993 and October 1988, respectively. Mr. Leslie was Chief Financial Officer of The Staubach Company from 1982 to January 1992 and President of Staubach Financial Services from January 1992 to February 1996. Mr. Leslie is also President and a board member of Wolverine Holding Company, and serves on the boards of Forum Retirement Partners, L.P., and the North Texas Chapter of the Arthritis Foundation. Mr. Leslie is a certified public accountant.

        Amy DiGeso,  age 44, has been a Trust Manager of the Company since
        ----------
September 1996. Ms. DiGeso is currently President and Chief Executive Officer of Mary Kay Inc., directing all operating responsibilities for Mary Kay Inc. global business. She is also a board member of Mary Kay Inc. and of the Cosmetic, Toiletry, and Fragrance Association. Prior to her affiliation with Mary Kay, Ms. DiGeso was with Bankers Trust Company from 1986 to 1992, last holding the position as Chief of Staff for the Asset and Project Financing Group, served as Executive Director of Human Resources of Estee Lauder from 1984 to 1986, and with American Express Company from 1978 to 1984, held several positions culminating in the Chief Administrative Officer role for their direct marketing business. She holds an MBA in International Management from Fordham University, and a BS in Behavioral Science from Penn State.

        Hugh G. Robinson,  age 64, has been a Trust Manager of the Company since
        ----------------
December 1993 and is a member of the Executive Compensation Committee. General Robinson, who retired from the U.S. Army Corps of Engineers as a Major General in 1983, has served since 1989 as Chairman of the Board and Chief Executive Officer of The Tetra Group, Inc., which provides construction management and business development services. From 1988 to 1995, he was Senior Vice President and managed the Southwest office of Grigsby Brandford & Co., Inc., a minority owned investment banking firm specializing in municipal securities. He was a member of the board of directors of the Federal Reserve Bank of Dallas from 1985 through 1991, serving as chairman of the board in 1991. Prior to joining The Tetra Group, General Robinson held the position of President of Cityplace Development Corporation, a real estate development company, since its formation in 1984. General Robinson is also a member of the boards of directors of A.H. Belo Corporation (the owner of the Dallas Morning News), TUElectric, Smith Environmental Technologies, Guaranty Federal Savings Bank, and Circuit City Stores, Inc.

        Gregg L. Engles,  age 39, has been a Trust Manager of the Company since
        ---------------
December 1993 and is the Chairman of the Executive Compensation Committee and a member of the Audit Committee. Mr. Engles is the Chairman and Chief Executive Officer of Suiza Foods Corporation, a New York Stock Exchange company which owns and operates dairy processing operations in Florida, California, Nevada and Puerto Rico and packaged ice operations throughout the United States. Until December 1993, Mr. Engles was Chairman of the Board of The Milnot Company, a branded and private label food products company. He is also a co-founder of SFE Citrus Processors, Inc., which owns a Florida bulk citrus processor.

        Richard R. Reupke,  age 41, is Chief Financial Officer and Secretary of
        -----------------
the Company, positions he has held since October 1993. From October 1993 to August 1994, Mr. Reupke also served as Treasurer of the Company. Since June 1994, he has served as Secretary of CMSI, a wholly owned subsidiary of the Company. From August 1988 to December 1993, Mr. Reupke served as Vice President--Finance of Texana RAT II Associates, Inc. where he had primary responsibility for all accounting functions. Prior to his affiliation with the Texana Group, Mr. Reupke was Controller for NOVA Properties Co., Controller for Dale C. Bullough & Associates and Regional Controller for Genex Homes, Inc. He is a member of the Apartment Association of Greater Dallas, the Apartment Association of Tarrant County, and BOMA (Building Owners and Managers Association).

        J. Michael Lewis,  age 47, is Senior Vice President and Treasurer of the
        ----------------
Company, positions he has held since August 1994. Prior to joining the Company, Mr. Lewis accumulated 17 years experience of service which included the positions of Executive Vice President and Treasurer for Southland Financial Corporation, a publicly traded financial services holding company, and its successors, which were the owners, developers and managers of the Las Colinas development in Irving, Texas, a suburb of Dallas. Prior to that, he was a portfolio manager of securities for Southland Trust Company and Southland Life Insurance Company. He is a member of the Financial Executives Institute, the Australian American Chamber of Commerce and serves as Chairman of Providence Christian School of Texas, and as a director of the Las Colinas Association.

        Thomas L. Wilkes,  age 37, is a Senior Vice President of the Company and
        ----------------
President of CMSI, a wholly owned subsidiary of the Company, positions he has held since October 1993. Mr. Wilkes served as President of CRH Management Company, a multifamily property management firm and a member of the Columbus Group, since its formation in October 1990 to December 1993. Prior thereto, he was a Senior Divisional Manager in the residential services division of the Trammell Crow Residential Companies from June 1988 to October 1990 and a Divisional Manager from December 1986 to May 1988. Before joining Trammell Crow, Mr. Wilkes served for four years as an officer in the United States Air Force. Mr. Wilkes is a Certified Property Manager, Registered Apartment Manager, member of Leadership Dallas Class of 1997, member of National Association of Home & Apartment Builders, and a member of the Institute of Real Estate Management, and is on the board of the Apartment Association of Greater Dallas, Bryan's House and is past President of the Uptown Dallas Association.

        Arthur E. Lomenick,  age 41, has been a Senior Vice President of the
        ------------------
Company since October 1994 and was Vice President from October 1993 to October 1994. Previously, Mr. Lomenick served as Vice President, Investments, for Memphis Real Estate since January 1993. Prior thereto, Mr. Lomenick was Executive Vice President of Wolverine Investment Services, a division of The Staubach Company, from August 1992 to January 1993. Mr. Lomenick served as Vice President of The Staubach Company from February 1990 through August 1992, and as Vice President of divisions of The Staubach Company from 1986 through February 1990. Mr. Lomenick serves on the boards of directors of the Dallas Visual Arts Center, the Dallas Arts District Association, and the Oaklawn Forum. He is also a member of the International Downtown Association (IDA), and the Urban Land Institute (ULI), serving on its Gold Flight Housing Committee, and the Congress of the New Urbanism.

        James F. Duffy,  age 53, has been a Senior Vice President of the Company
        --------------
since May 1996. Prior to his affiliation with the Company, Mr. Duffy was President of the JFD Group, a business consulting firm specializing in the commercial construction industry. Prior thereto, he was President of the W. B. Moore Company from 1991 to 1993, Vice President-Operations of Spring Valley Construction Company from 1981 to 1990, and Vice President-Commercial for Luther Hill and Associates, Inc. from 1972 to 1981. He is a past president of the Dallas Chapter of Associated General Contractors of America. He was past Secretary/Treasurer of the Texas Building Branch-AGC. He has also served as a member of the construction degree advisory committees at East Texas State University, The University of North Texas, and Northlake College. Mr. Duffy was a member of the City Council of the Town of Addison from 1986 to 1991, serving as Mayor Pro Tem and as Chairman of both the Addison Planning and Zoning Commission and Board of Zoning Adjustment.

        No family relationships exist among any of the Trust Managers or executive officers of the Company. No arrangement or understanding exists between any Trust Manager or executive officer or any other person pursuant to which any Trust Manager or executive officer was selected as a Trust Manager or executive officer of the Company.

        The information contained in the paragraph related to compliance with
Section 16(a) of the Securities and Exchange Act of 1934, under the heading "Proposal One: Election of Trust Managers, Trust Managers Whose Terms Will Continue After the Meeting" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 1997 (the "Proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

        The section entitled "Executive Compensation" of the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled "Certain Relationships and Transactions" of the Proxy Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          (1) Financial Statements - The index to the Financial Statements is included in page F-1 of this report.

          (2) Exhibits:

EXHIBIT
  NO.                   DESCRIPTION
-------                 -----------
 3.1           --Amended and Restated Declaration of Trust of the Company (9)
 3.2           --Bylaws of the Company (9)
 4.1           --Form of Certificate representing common shares of beneficial interest, par value $.01 per share, of the Company (3)
10.1           --Form of Registration Rights Agreement among the Company and the persons named therein (1)
10.4/+*/       --Employment Agreement between the Company and Richard L. Bloch
10.5/+*/       --Employment Agreement between the Company and Robert L. Shaw
10.6/+*/       --Employment Agreement between the Company and Will Cureton
10.7/+*/       --Employment Agreement between the Company and Richard R. Reupke
10.8/+*/       --Employment Agreement between the Company and Thomas L. Wilkes
10.9/+*/       --Employment Agreement between the Company and J. Michael Lewis
10.10/+*/      --Employment Agreement between the Company and Arthur E. Lomenick
10.11/+*/      --Employment Agreement between the Company and James F. Duffy
10.12          --Form of Indemnification Agreement by and between the Company and its executive officers and Trust Managers (1)
10.13          --Fourth Amendment Master Lease Agreement between the Company and
                   Electronic Data Systems Corporation pertaining to Windhaven Village (6)
10.14          --Lease Agreement between the Company and Madison Office
                   Building, Inc. pertaining to the Madison Office Building (2)
10.15/+/       --Columbus Realty Trust 1993 Share Bonus Plan (4)
10.16/+/       --Columbus Realty Trust 1993 Share Option Plan (4)
10.17          --Second Amended and Restated Loan Agreement between
                   the Company, Bank One, Texas, NA, Bank United of Texas
                   FSB, Comerica Bank-Texas and Bank One, Texas NA, as agent for the Banks (8)
10.18          --First Modification to the Second Amended and Restated Loan
                   Agreement between the Company, Bank One, Texas, NA, Bank United of Texas FSB, Wells Fargo Realty Advisors Funding, Incorporated, Texas Commerce Bank NA, Comerica Bank - Texas, and Bank One, Texas NA, as agent for the Banks (14)
10.19          --Second Modification to the Second Amended and Restated Loan
                   Agreement between the Company, Bank One, Texas NA, Bank United of Texas FSB, Wells Fargo Realty Advisors Funding, Incorporated, Texas Commerce Bank NA, Comerica Bank - Texas, and Bank One, Texas NA, as agent for the Banks (14)
10.20          --$50,000,000 Mortgage Note between the Company and Nationwide
                   Life Insurance Company (14)
10.21          --Form of Assignment of Limited Partnership Interests (1)
10.22          --Form of Waiver and Contribution Agreement (3)
10.23/+/       --Columbus Realty Trust 401(k) Plan and Trust (5)
10.24          --Columbus Realty Trust Amended and Restated Dividend
                   Reinvestment and Share Purchase Plan (7)
10.25/+/       --Columbus Realty Trust Share Bonus Plan (No. 2) (8)
10.26/+/       --Columbus Realty Trust Employee Stock Purchase Plan (10)
10.27/+/       --Columbus Realty Trust Long Term Management Incentive Plan (11)

10.28/+/       --Columbus Realty Trust Long Term Employee Incentive Plan (12)
10.29/+*/      --Form of Long Term Management Incentive Plan Performance - Based
                   Stock and Dividend Equivalent Award Agreement by and between the Company and Richard Bloch, Robert L. Shaw and Will Cureton.
10.30/*/       --Third Modification to the Second Amended and Restated Loan
                   Agreement between the Company, Bank One, Texas N.A., Bank United of Texas FSB, Wells Fargo Realty Advisors Funding Incorporated, Texas Commerce Bank N.A., Comerica Bank-Texas, and Bank One, Texas N.A., as agent for the Banks.
11             --Statement regarding computation of net income per common share
                   (13)
21.1           --Schedule of Subsidiaries of the Company (5)
23.1*          --Consent of Ernst & Young LLP
27.1*          --Financial Data Schedule

______________________

           +    Management Contract or Compensatory Plan or Arrangement
           *    Filed herewith
           (1)  Previously filed with Amendment No. 1 to the Company's
                Registration Statement on Form S-11 (Registration No. 33-70218) filed with the Securities and Exchange Commission on November
                26, 1993 and incorporated herein by reference.
           (2)  Previously filed with Amendment No. 2 to the Company's
                Registration Statement on Form S-11 (Registration No.33-70218) filed with the Securities and Exchange Commission on December
                13, 1993 and incorporated herein by reference.
           (3)  Previously filed with Post-Effective Amendment No. 1 to the
                Company's Registration Statement on Form S-11 (Registration No.
                33-70218) filed with the Securities and Exchange Commission on December 23, 1993 and incorporated herein by reference.
           (4)  Previously filed with the Company's Registration Statement on
                Form S-11 (Registration No. 33-80544) filed with the Securities and Exchange Commission on June 21, 1994 and incorporated herein by reference.
           (5)  Previously filed with Amendment No. 1 to the Company's
                Registration Statement on Form S-11 (Registration No. 33-
                80544) filed with the Securities and Exchange Commission on June
                30, 1994 and incorporated herein by reference.
           (6)  Previously filed with Amendment No. 1 to the Company's
                Registration Statement on Form S-3 (Registration No. 33-
                88672) filed with the Securities and Exchange Commission on January 30, 1995 and incorporated herein by reference.
           (7)  Previously filed with Post Effective Amendment to the Company's
                Registration Statement on Form S-3 (Registration No.33-
                90146) filed with the Securities and Exchange Commission on September 28, 1995 and incorporated herein by reference.
           (8)  Previously filed with the Company's Registration Statement on
                Form S-8 (Registration No. 33-90492) filed with the Securities and Exchange Commission on March 21, 1995 and incorporated herein by reference.
           (9)  Previously filed with the Company's Registration Statement on
                Form S-3 (Registration No. 333-09775) filed with the Securities and Exchange Commission on August 8, 1996 and incorporated herein by reference.
           (10) Previously filed with the Company's Registration Statement on
                Post Effective Amendment No. 1 to Form S-8 (Registration No. 33-
                94798) filed with the Securities and Exchange Commission on August 28, 1995 and incorporated herein by reference.
           (11) Previously filed with the Company's Registration Statement on
                Form S-8 (Registration No. 333-02276) filed with the Securities and Exchange Commission on March 12, 1996 and incorporated herein by reference.
           (12) Previously filed with the Company's Registration Statement on
                Form S-8 (Registration No. 333-22307) filed with the Securities and Exchange Commission on February 25, 1997 and incorporated herein by reference.

           (13) Incorporated by reference to Note 6 of Item 8- Financial Statements of this Form 10-K
           (14) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(b) Reports on Form 8-K:
    None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                    COLUMBUS REALTY TRUST
                                    (Registrant)

March 11, 1997                      /s/  ROBERT L. SHAW
                                    --------------------
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Position                        Date
----                            --------                        ----

/s/  RICHARD L. BLOCH           Trust Manager and               March 11, 1997
------------------------
Richard L. Bloch                Chairman of the Board

/s/  ROBERT L. SHAW             Trust Manager and               March 11, 1997
------------------------
Robert L. Shaw                  Chief Executive Officer

/s/  WILL CURETON               Trust Manager and               March 11, 1997
------------------------
Will Cureton                    Chief Operating Officer

/s/  ROGER T. STAUBACH          Trust Manager                   March 11, 1997
------------------------
Roger T. Staubach

/s/  RICHARD R. REUPKE          Chief Financial Officer and     March 11, 1997
------------------------
Richard R. Reupke               Secretary

/s/  JAMES C. LESLIE            Trust Manager                   March 11, 1997
------------------------
James C. Leslie

/s/  AMY DIGESO                 Trust Manager                   March 11, 1997
------------------------
Amy DiGeso

/s/  HUGH G. ROBINSON           Trust Manager                   March 11, 1997
------------------------
Hugh G. Robinson

/s/  GREGG L. ENGLES            Trust Manager                   March 11, 1997
------------------------
Gregg L. Engles

                         INDEX TO FINANCIAL STATEMENTS

Columbus Realty Trust
    Report of Independent Auditors                                                                        F-2
    Consolidated Financial Statements:
       Consolidated Balance Sheets as of December 31, 1996, and December 31, 1995                         F-3
       Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994         F-4
       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and
          1994                                                                                            F-5
       Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994         F-6
       Notes to Consolidated Financial Statements                                                         F-7
    Supplementary Data:
       Schedule III - Real Estate Investments and Accumulated Depreciation                                F-24
       Notes to Schedule III - Real Estate Investments and Accumulated Depreciation                       F-27

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Trust Managers
Columbus Realty Trust


We have audited the accompanying consolidated balance sheets of Columbus Realty Trust as of December 31, 1996, and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule of Columbus Realty Trust listed in the Index referenced at
Item 14(a). These financial statements and schedule are the responsibility of management of Columbus Realty Trust. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus Realty Trust as of December 31, 1996, and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP



Dallas, Texas
January 28, 1997, except for
  Note 15, as to which the date
  is March 7, 1997

                             COLUMBUS REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                    ASSETS
                                                              DECEMBER 31,
                                                     -------------------------
                                                          1996          1995
                                                     -------------------------
Real estate:
  Land                                                 $ 54,399       $ 48,104
  Buildings and improvements                            285,104        232,428
  Furniture, fixtures, and equipment                      4,696          4,433
  Construction-in-progress                               55,614         50,081
                                                     -------------------------
                                                        399,813        335,046
  Less accumulated depreciation                          40,492         31,667
                                                     -------------------------
  Real estate held for investment                       359,321        303,379
  Real estate held for sale                               3,980              -
                                                     -------------------------
                                                        363,301        303,379

Cash and cash equivalents                                 3,195         11,224
Accounts receivable                                         663            861
Receivables from affiliates                                 152            418
Deferred assets, net of accumulated amortization
  of $1,112 and $932 at December 31, 1996
  and 1995, respectively                                    420            454
Deferred financing costs, net of accumulated
  amortization of $2,197 and $1,438
  at December 31, 1996 and 1995, respectively             1,316          1,795
Other assets                                              5,529          2,845
                                                     -------------------------
Total assets                                           $374,576       $320,976
                                                     =========================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                        $179,855       $145,492
  Accrued dividends                                           -          4,322
  Accounts payable and accrued expenses                   3,536          4,912
  Accrued interest                                          288            292
  Accrued property taxes                                  6,727          5,203
  Tenant security deposits                                1,671          1,273
  Prepaid rent                                              358            592
  Minority interest                                       2,063          2,063
                                                     -------------------------
Total liabilities                                       194,498        164,149
Shareholders' equity:
  Preferred shares, $ .01 par value;
   10,000,000 shares authorized;
     none issued or outstanding                               -              -
  Common shares, $ .01 par value;
   100,000,000 shares authorized;
     13,059,137 and 11,524,618 shares issued at
     December 31, 1996 and 1995, respectively               131            115
  Additional paid-in capital                            206,564        176,061
  Retained earnings (deficit)                           (26,611)       (19,343)
                                                     -------------------------
                                                        180,084        156,833
  Less 900 common shares in treasury, at cost                 6              6
                                                     -------------------------
Total shareholders' equity                              180,078        156,827
                                                     -------------------------
Total liabilities and shareholders' equity             $374,576       $320,976
                                                     =========================

The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                (In thousands, except share and per share data)

                                             1996         1995         1994
                                        --------------------------------------
Revenues:
 Rental                                       $45,910      $39,023     $28,963
 Property management                              298          479         640
 Interest and other                             2,322        1,749       1,278
                                        --------------------------------------
Total revenues                                 48,530       41,251      30,881

Expenses:
 Repairs and maintenance                        3,573        3,117       2,346
 Other property operating                       2,504        1,976       1,493
 Advertising                                      723          551         366
 General and administrative - properties        3,183        2,754       2,405
 General and administrative - corporate         2,073        2,057       1,841
 Real estate taxes                              6,382        5,025       3,687
 Interest                                       7,884        5,596       2,848
 Interest related to amortization of
  deferred financing costs                        393          515         474
 Depreciation and amortization                 10,603        9,232       6,660
                                        --------------------------------------
Total expenses                                 37,318       30,823      22,120
                                        --------------------------------------
Income from operations                         11,212       10,428       8,761
 Gain on sale of real estate                      246            -           -
                                        --------------------------------------
Net income                                    $11,458      $10,428     $ 8,761
                                        ======================================

Net income per common share, primary
 and fully diluted:
 Income from operations                       $  0.92      $  0.90     $  0.89
  Gain on sale of real estate                    0.02            -           -
                                        --------------------------------------
Net income                                    $  0.94      $  0.90     $  0.89
                                        ======================================


Weighted average number of common shares
 outstanding (including common share
  equivalents):
  Primary                                  12,099,291   11,536,110   9,832,417
  Fully diluted                            12,142,069   11,556,269   9,845,759

The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                       (In thousands, except share data)

                                    Common Shares                                           Treasury Shares
                              --------------------------                                ------------------------
                                                                         Retained                                     Total
                                        Number             Paid-in       Earnings           Number                Shareholders'
                                      of Shares   Amount   Capital      (Deficit)         of  Shares      Amount     Equity
                              -------------------------------------------------------------------------------------------------
Balance at December 31, 1993          8,500,084    $ 85   $121,722       $ (6,347)          -          $            $115,460

Dividends declared                            -       -          -        (14,962)          -            -           (14,962)
Net adjustments to
 purchase price                               -       -       (103)             -           -            -              (103)
Issuance of common shares,
 net of offering costs                2,900,000      29     52,435              -           -            -            52,464
Issuance of common shares
 under employee plan                     13,200       -        245              -           -            -               245
Repurchase of common shares                   -       -          -                        900           (6)               (6)
Net income                                    -       -          -          8,761           -            -             8,761
                              -------------------------------------------------------------------------------------------------
Balance at December 31, 1994         11,413,284     114    174,299        (12,548)        900           (6)          161,859
                                                                                                                           -
Dividends declared                            -       -          -        (17,223)          -            -           (17,223)
Issuance of common shares
 under employee and
 shareholder plans                      112,234       1      1,762              -           -            -             1,763
Net income                                    -       -          -         10,428           -            -            10,428
                              -------------------------------------------------------------------------------------------------
Balance at December 31, 1995         11,525,518     115    176,061        (19,343)        900           (6)          156,827

Dividends declared                            -       -          -        (18,726)          -            -           (18,726)
Issuance of common shares, net
 of offering costs                    1,166,600      12     23,477              -           -            -            23,489
Issuance of common shares
 under employee and
 shareholder plans                      352,019       4      6,762              -           -            -             6,766
Option exercise                          15,000       -        264              -           -            -               264
Net income                                    -       -          -         11,458           -            -            11,458
                              -------------------------------------------------------------------------------------------------
Balance at December 31, 1996         13,059,137    $131   $206,564       $(26,611)        900          $(6)         $180,078
                              =================================================================================================

The accompanying notes are an integral part of the  financial statements.

                             COLUMBUS REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In thousands)

                                                            1996       1995       1994
                                                          ---------------------------------
OPERATING ACTIVITIES
Net income                                                  $ 11,458   $ 10,428   $   8,761
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                               10,603      9,232       6,660
  Amortization of deferred financing costs                       393        515         474
  Gain on sale of real estate                                   (246)         -           -
  Noncash compensation expense related
   to issuance of shares to employees                              -          -         245
  Net effect of changes in operating assets and
   liabilities                                                (2,791)     2,248       3,380
                                                          ---------------------------------
Net cash provided by operating activities                     19,417     22,423      19,520

INVESTING ACTIVITIES
Acquisition of properties                                     (7,095)    (6,648)    (84,862)
Acquisition of ownership interests in predecessors                 -          -        (103)
Payment of construction costs                                (58,592)   (54,322)    (20,465)
Proceeds from sale of real estate                                520          -           -
Improvements to real estate investments                       (2,214)    (3,331)     (2,638)
Purchase of furniture, fixtures, and equipment                  (312)      (605)       (933)
                                                          ---------------------------------
Net cash used in investing activities                        (67,693)   (64,906)   (109,001)

FINANCING ACTIVITIES
Net proceeds from offerings of common shares                  23,915          -      53,114
Proceeds from employee and shareholder plans                   5,810      1,188           -
Payment of offering costs                                       (513)      (231)     (2,132)
Proceeds from notes payable                                   59,206    118,342     103,813
Payment of financing costs                                      (280)    (1,180)     (1,170)
Payment of notes payable                                     (24,843)   (52,174)    (52,552)
Payment of dividends                                         (23,048)   (17,181)    (10,682)
Purchase of treasury stock                                         -          -          (6)
                                                          ---------------------------------
Net cash provided by financing activities                     40,247     48,764      90,385
                                                          ---------------------------------

Net (decrease) increase in cash and cash equivalents          (8,029)     6,281         904
Cash and cash equivalents at beginning of period              11,224      4,943       4,039
                                                          ---------------------------------
Cash and cash equivalents at end of period                  $  3,195   $ 11,224   $   4,943
                                                          =================================

Supplemental cash flow information:
  Interest payments, including $5,148, $3,072 and $941
  $3,072 and $941 capitalized in 1996, 1995 and 1994,
  respectively                                              $ 13,036   $  8,619   $   3,555

Noncash investing and financing activities:
  Issuance of shares under employee plans                   $  1,305   $    807   $       -
  Contribution of land                                      $      -   $  2,063   $       -

The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


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

Net proceeds from the public offering were approximately $111.6 million before offering costs. In connection with the offering, the Company drew $15 million on a credit facility agreement (the Credit Facility, more fully described in Note 5), for total proceeds of approximately $126.6 million. The proceeds were primarily used to pay off mortgage notes payable and the related debt prepayment penalties of the Columbus Group and of Texana-RAT II Associates, Inc. and certain of its affiliates (collectively, the Texana Group), and for the acquisition of the ownership interests in certain properties of the Columbus Group and the Texana Group (collectively, the predecessors to Columbus Realty Trust).

Upon consummation of the public offering, the ownership interests of the predecessors to Columbus Realty Trust in twelve multifamily residential properties, two industrial properties and one retail property were transferred to the Company. The properties are located primarily in the greater Dallas, Texas, metropolitan area. In addition, the property management contracts of affiliates of the predecessors to Columbus Realty Trust were transferred to Columbus Management Services, Inc. (CMSI), a wholly owned subsidiary of the Company. CMSI manages the properties of the Company, as well as properties owned by other parties.

The ownership interests, with a net book value of approximately $17.0 million, and the property management contracts were acquired for a purchase price of approximately $16.2 million, plus 1,601,518 common shares and options for 100,000 shares at an option price of $19.8375 per share.

For financial reporting purposes, the ownership interests acquired were recorded by the Company at their historical values, with the exception of the payments made to the third-party owners, which have been accounted for under the purchase method of accounting. The payments made to third-party owners have been allocated to the related real estate based on their estimated fair values.

CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, CMSI, and Addison Circle One, Ltd. The formation of Addison Circle One, Ltd. is more fully discussed in Note 3. All significant intercompany transactions and accounts have been eliminated.

USES OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company has made an election to be taxed as a real estate investment trust
(REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, the Company generally is not subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. Shareholders are taxed on dividends declared and must report such dividends as either ordinary income, short term gains, long term gains, or as return of capital. No provision for federal income taxes has been included in the Company's financial statements as of December 31, 1996, 1995, or 1994 (see Note 6).

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due to differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in properties.

REVENUE RECOGNITION

Rental income attributable to residential leases is recorded when due from residents. Rental income from the industrial and retail properties is recognized on a straight-line basis over the term of the related lease.

REAL ESTATE ASSETS AND RELATED DEPRECIATION

Real estate assets held for investment are stated at the lower of depreciated cost or net realizable value. The Company will record impairment losses on long-lived assets used in operations, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets.
No such impairment losses have been recognized to date.

Real estate assets held for sale are stated at the lower of net book value (historical cost less accumulated depreciation) or net realizable value at the date the Company began marketing efforts to sell the properties. The Company will record impairment losses on real estate investments held for sale if the Company determines the estimated net realizable value upon disposition of the asset will be less than net book value. No such impairment losses have been recognized to date. In 1996, the Company began marketing efforts with respect to certain of its condominium units (see Note 4). No depreciation of the real estate assets held for sale has been recognized since the inception of marketing efforts for the properties.

Costs related directly to the acquisition, development and improvement of real estate, including tenant improvements on the industrial and retail properties, are capitalized. Interest costs incurred during construction periods are capitalized.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ASSETS AND RELATED DEPRECIATION (CONTINUED)

Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the expected useful lives of depreciable property, which is generally 15 to 40 years for buildings and improvements, and 5 to 7 years for furniture, fixtures and equipment.

Costs incurred in connection with resident turnover such as unit cleaning, painting, carpet cleaning or replacement, appliance replacement, and other associated costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less. Cash balances of $555,000 and $470,000 were restricted in escrow accounts as of December 31, 1996 and 1995, respectively.

DEFERRED ASSETS

Deferred assets include costs incurred in obtaining tenant leases at the Company's industrial and retail properties. Such costs are amortized over the term of the related lease using the straight-line method.

DEFERRED FINANCING COSTS

Loan origination costs and commitment fees are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the initial term of the related note payable.

STOCK COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and intends to continue to do so. See Note 7 for a discussion of the Company's stock compensation arrangements and pro forma disclosure of the effect on income from operations and earnings per share of such arrangements pursuant to the requirements of Financial Accounting Standards Board Statement 123, Accounting for Stock-Based Compensation (SFAS 123).

CONCENTRATIONS

The Company invests primarily in multifamily residential properties. At December 31, 1996, the Company owned 26 multifamily residential properties, two industrial properties, one retail property, one development site, and had five multifamily residential properties under development. All but three of these properties are located in the Dallas, Texas, metropolitan area. The multifamily residential industry is highly competitive and the Company competes with other REITs as well as other real estate owners and developers with respect to the acquisition of

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS (CONTINUED)

land for development and the acquisition of existing multifamily residential properties. In addition the Company's properties compete with other multifamily residential properties for residents. The Company believes that the location and quality of its multifamily residential properties, the management services and amenities provided to residents, and its long-term commitment to the ownership of its properties and to its surrounding communities are the principal competitive factors affecting its real estate investments.

2.  REAL ESTATE

YEAR ENDED DECEMBER 31, 1996

ACQUISITIONS OF DEVELOPMENT SITES

The Company purchased four multifamily residential development sites in the year ended December 31, 1996. All of the acquisitions were funded through the Company's Credit Facility more fully described in Note 5.

Two development sites were purchased in the Uptown district of Dallas, Texas, for an aggregate purchase price of approximately $5.2 million in January 1996. Construction of a 196-unit multifamily residential project, The Heights of State-Thomas, began on one of the sites in the fourth quarter of 1996. Development of the second site is expected to begin in 1997. A third multifamily development site in the Uptown district was acquired in July 1996 for approximately $1.3 million. Construction of a 186-unit multifamily residential project, Cole's Corner, began on this site in August 1996.

The Company acquired a multifamily residential development site in Jackson, Mississippi, for approximately $620,000 in February 1996. Construction of a 240-unit multifamily residential project, Columbus Pointe, began on this site in the second quarter of 1996.

COMPLETED CONSTRUCTION

The Company completed construction of five multifamily residential projects during the year ended December 31, 1996. The aggregate development and construction costs of the projects as set forth in the table below have been reclassified from construction in progress to buildings and improvements in the Company's consolidated financial statements as of December 31, 1996.


                                    Number                         Development/Construction
    Project Name       Location    of Units    Completion Date              Cost
    ------------       --------    --------    ---------------              ----
                                                                      (in thousands)
Hackberry Creek II    Dallas, TX        192      April 1996                $ 9,617
The Abbey             Dallas, TX         34      April 1996                  4,364
The Vineyard          Dallas, TX        116       May 1996                   7,418
Winsted Village       Dallas, TX        314      August 1996                15,881
Columbus Square       Dallas, TX        218    September 1996               18,120
                                        ---                                -------
                                        874                                $55,400
                                        ===                                =======

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

2. REAL ESTATE (CONTINUED)

YEAR ENDED DECEMBER 31, 1995

ACQUISITIONS

In March 1995 the Company acquired a 160-unit multifamily residential property known as The Parks, located in Coppell, Texas. The purchase price of approximately $6.6 million was funded through the Company's Credit Facility.

The Company acquired two condominium units in the Ascension Point Phase I condominium community located in Arlington, Texas, during the year ended December 31, 1995, for purchases prices totaling $98,000. The purchases were funded from the Company's cash reserves.

COMPLETED CONSTRUCTION

The Company completed construction of three apartment projects during the year ended December 31, 1995, as set forth in the table below.

                                                Number                           Development/Construction
    Project Name             Location          of Units      Completion Date              Cost
    ------------             --------          --------      ---------------              ----
                                                                                      (in thousands)
Trace II                    Jackson, MS           204        January 1995                    $ 7,488
Uptown Village              Dallas, TX            300        May 1995                         13,144
Ascension Point II          Dallas, TX             86        September 1995                    4,598
                                                  ---                                        -------
                                                  590                                        $25,230
                                                  ===                                        =======

3.  REAL ESTATE JOINT VENTURE

In December 1995 the Company executed a partnership agreement with Gaylord Properties, Inc. for the development and construction of a 460-unit multifamily and retail development to be known as Addison Circle One. The partnership, Addison Circle One, Ltd., was formed pursuant to a master development agreement between the Company and Gaylord Properties, Inc. The Company paid an affiliate $150,000 in January 1996 upon formation of Addison Circle One, Ltd. See Note 10.

The Company, as general partner in Addison Circle One, Ltd. made an initial capital contribution of approximately $8.6 million to the partnership, funded through the Company's Credit Facility. Gaylord Properties, Inc., as limited partner, contributed the development site valued at $2.1 million to the partnership. The limited partner contribution has been reflected in the Company's consolidated financial statements as a minority interest. The assets and liabilities of Addison Circle One, Ltd. have been consolidated in the Company's consolidated balance sheets as of December 31, 1996, and 1995. The formation and operations of Addison Circle One, Ltd. had no effect on the Company's statements of operations for the years ended December 31, 1996, and 1995.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

3.  REAL ESTATE JOINT VENTURE (CONTINUED)

The Company is solely responsible for the operation of the partnership, construction and development of Addison Circle One, and management of the property upon completion. Construction on Addison Circle One began in January 1996. Addison Circle One, Ltd., obtained a $21.3 million construction loan for the unfunded projected development costs in June 1996, as more fully described in Note 5.

4.  REAL ESTATE HELD FOR SALE

In June 1996 the Company began marketing efforts to sell 130 condominium units owned by it in the Springstead and Villas of Valley Ranch condominium communities located in Dallas, Texas. The aggregate net book value of the condominium properties totaling approximately $4.0 million has been classified as real estate held for sale in the Company's consolidated financial statements as of December 31, 1996.

Six units in the Villas of Valley Ranch condominium community were sold during the year ended December 31, 1996, for net proceeds of $433,000 resulting in a net gain of approximately $246,000.

5.  NOTES PAYABLE

CREDIT FACILITY

The Company's $170 million Credit Facility is secured by a first mortgage and assignment of rents on all of the Company's real estate portfolio, except for the Lakeside Village Apartments and nine properties securing a loan from Nationwide Life Insurance Company, more fully described below. The Credit Facility, as amended in February 1995 and March 1996, bears interest at LIBOR (5.50% at December 31, 1996) plus 165 basis points on completed property debt and LIBOR plus 205 basis points on development property debt. When the Credit Facility matures on December 31, 1997, the Company will be required to secure substitute financing for the balance then outstanding.

Approximately $118.0 million and $84.7 million was outstanding under the Credit Facility at December 31, 1996, and 1995, respectively. The unused commitment under the Credit Facility at December 31, 1996, was approximately $52.0 million. The Company's weighted average borrowing rates during 1996 were 7.10% on completed property debt and 7.53% on development debt. The Company's weighted average borrowing rates during 1995 were 7.78% on completed property debt and 8.22% on development debt. The Company's ability to draw amounts under the Credit Facility from time to time is subject to the satisfaction of certain conditions. The payment of dividends and capital share repurchases are restricted to 90% of funds from operations, as defined by NAREIT, plus net taxable gain from the sale of properties. The Credit Facility requires the Company to maintain a minimum level of tangible net worth and also to meet specified ratios of liabilities to market capitalization, liquid assets and debt to market capitalization.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

5.  NOTES PAYABLE  (CONTINUED)

CONSRUCTION LOAN

In June 1996 Addison Circle One, Ltd., an affiliated partnership, the majority interest of which is held by the Company, obtained a $21.3 million construction loan from Wells Fargo Realty Advisors Funding, Inc. (Wells Fargo). The loan will be funded in increments corresponding to the development and construction costs incurred to complete the Addison Circle One multifamily residential and retail project more fully described in Note 3.

The Wells Fargo loan is secured by a first lien deed of trust on the land and improvements comprising the project and a security interest in its rents and leases. Interest is due and payable monthly at LIBOR plus 165 basis points applied to the daily principal balance outstanding (7.27% at December 31, 1996). The loan matures in June 1999 when the principal balance then outstanding is due. Approximately $1.9 million had been drawn on the construction loan as of December 31, 1996.

MORTGAGE LOANS

In November 1995, $50 million of variable rate debt outstanding under the Credit Facility was retired when the Company closed on a $50 million loan from Nationwide Life Insurance Company (Nationwide). The 7.45% fixed-rate loan (principal balance of approximately $49.3 million at December 31, 1996) is collateralized by nine completed multifamily residential properties. Regular principal payments required to amortize the note are $768,000 in 1997, $828,000 in 1998, $892,000 in 1999, $960,000 in 2000, approximately $1.0 million in 2001, and approximately $1.0 million in 2002 until the note's maturity in November 2002 when the scheduled unpaid principal balance of approximately $43.8 million is due.

The Company obtained approximately $11 million in financing from an unaffiliated third party in connection with the purchase of the Lakeside Village Apartments in May 1994. The note payable (principal balance of approximately $10.7 million at December 31, 1996) bears interest at 7% per annum, requires monthly payments of principal and interest, and matures in May 1999 when the scheduled unpaid principal balance of approximately $10.4 million is due. Regular principal payments required to amortize the note are $133,000 in 1997, $143,000 in 1998, and $62,000 in 1999.


6.  SHAREHOLDERS' EQUITY

Common shareholders are entitled to one vote for each share held on all matters presented for a vote of shareholders. There is no right of cumulative voting in connection with the election of Trust Managers. Shareholders are entitled to receive pro rata, such dividends, if any, as may be declared by the Board of Trust Managers in their discretion from funds legally available. Upon liquidation or dissolution, shareholders are entitled to share ratably in all assets available for distribution to shareholders, subject to the rights of the holders of the Company's creditors and to the rights of any preferred class of the Company's securities (if any are outstanding). The common shareholders have no redemption, preference, conversion, exchange or preemptive rights to subscribe to any securities of the Company. The common shares issued are fully paid and non-assessable.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

6. SHAREHOLDERS' EQUITY (CONTINUED)

For the Company to qualify as a REIT under the Code, not more than 50% in value of its outstanding common shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include pension funds and certain other tax-exempt entities) during the last half of a taxable year, and such shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. The Company's Declaration of Trust provides that no holder may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the total outstanding shares, subject to certain exceptions.

EQUITY OFFERINGS

The Company sold 2,700,000 common shares in a second public offering in July 1994, receiving net proceeds of approximately $48.8 million after underwriting commissions and offering costs. In August 1994, the Company received approximately $3.8 million for an additional 200,000 shares sold pursuant to the underwriters exercise of a portion of an overallotment option. The aggregate net proceeds of approximately $52.6 million were used to repay a portion of the indebtedness then outstanding on the Company's Credit Facility.

In January 1995 the Company registered for resale 1,940,618 restricted common shares issued in connection with the formation of the Company with the Securities and Exchange Commission. Approximately $78,000 was incurred for legal and accounting fees related to the registration, and has been reflected in the Company's financial statements as additional paid in capital.

The Company registered an aggregate of $200 million of debt securities, common shares, preferred shares and warrants (collectively, the Registered Securities) pursuant to a "shelf" Registration Statement with the Securities and Exchange Commission in August 1996. The Registered Securities may be issued separately or together, in separate series, and in amounts and at prices and terms to be determined by the Company. In October 1996 the Company completed the sale of 1,166,600 of the Registered Securities to certain institutional investors. The Company received net proceeds of approximately $23.5 million after expenses from the sale of such common shares for $20.50 per share. The proceeds were used to repay a portion of the Company's indebtedness under the Credit Facility.

INCOME PER SHARE

Income per share has been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. In years in which there are no earnings, common share equivalents are not included in the computation as they are anti-dilutive.

DIVIDENDS

During the year ended December 31, 1996, the Company modified its policy regarding the timing of its declaration and payment of quarterly dividends such that dividends will be declared and paid in the same calendar quarter. The following table presents the sources of the four quarterly dividends declared during the year ended December 31, 1996 on a per common share basis. The characterization of the dividends for federal income tax purposes has been allocated based upon the earnings and profits of the Company for the year ended December 31, 1996.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


6.  SHAREHOLDERS EQUITY (CONTINUED)

DIVIDENDS (CONTINUED)

                                                                                 Long-term
                                                    Ordinary       Return         Capital        Total
           Record                    Payment        Income        of Capital       Gain        Dividend
           Date                       Date          (63.3%)        (35.1%)        (1.6%)        (100%)
---------------------------------------------------------------------------------------------------------
       March 25, 1996           April 15, 1996       $0.237        $0.132          $0.006       $0.375
       June 28, 1996             July 15, 1996        0.250         0.139           0.006        0.395
     September 30, 1996         October 15, 1996      0.250         0.139           0.006        0.395
     December 23, 1996         December 26, 1996      0.250         0.139           0.006        0.395
                                                    -----------------------------------------------------
                                                     $0.987        $0.549          $0.024       $1.560
                                                    -----------------------------------------------------

DIVIDEND REINVESTMENT PLAN

Effective with the first quarterly dividend in 1995, the Company adopted a dividend reinvestment and share purchase plan (the Dividend Reinvestment Plan). Under terms of the Dividend Reinvestment Plan, common shareholders are eligible to purchase the Company's common shares directly from the Company with all or any portion of the quarterly dividend for a purchase price of 95% of the then current market price for the shares. Shareholders may also make additional cash purchases of additional shares on the same terms, not to exceed $10,000 per quarter, subject to certain other limitations. Under the Dividend Reinvestment Plan, the Company issued 276,762 common shares for net proceeds of approximately $5.4 million in the year ended December 31, 1996, and 63,669 common shares for net proceeds of approximately $1.0 million in the year ended December 31, 1995.


7.  SHARE OPTION AND COMPENSATION PLANS

In connection with the initial public offering, the Company established the Columbus Realty Trust 1993 Share Option Plan (the Share Option Plan). A maximum of 1,400,000 common shares were reserved for issuance under the Share Option Plan which provides for the grant of incentive and nonqualified options. The plan provides for the right of an option holder to elect to receive, in lieu of common shares issuable upon exercise of the option, cash or common shares equal to the excess of the market price of the common shares over the exercise price for such common shares. The share options are exercisable beginning six months from the date they are granted and are exercisable over a period determined by the Plan Administrators, but no longer than ten years after the date they are granted. All common share options authorized under the plan were granted as of December 31, 1996.

In January 1996 the Company established the Long-Term Management Incentive
Plan (Management Incentive Plan) pursuant to which the Plan Administrators are authorized to award 500,000 common shares in the form of share options, share purchase awards and restricted and unrestricted share awards under such terms as allowed in the plan. Pursuant to the Management Incentive Plan, the Company awarded 228,876 nonqualified options to employee and non-employee Trust Managers, executives and employees in the year ended December 31, 1996.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


7.  SHARE OPTION AND COMPENSATION PLANS (CONTINUED)

Additionally, 260,000 common shares were reserved for issuance pursuant to performance based share performance awards to certain executive officers and 11,124 common shares were awarded as share bonuses as described in Note 8.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model and the following assumptions: a dividend yield of 7.826% and a volatility factor of 0.165 based on the average monthly closing price of the Company's common shares since inception (December 29, 1993), risk free interest rates ranging from 5.80% to 6.89% corresponding to the expected lives of the grants, and expected lives generally corresponding to the terms of the grants (weighted average of approximately nine years).

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of options granted after December 31, 1994, is amortized to expense over the options' vesting periods. SFAS 123 does not require pro forma presentation for the year ended December 31, 1994, or earlier. The Company's pro forma information follows (in thousands except for share and per share data):

                                             Year Ended December 31,
                                               1996           1995
                                        -------------------------------
Pro forma net income                      $ $11,162          $ 10,369

Pro forma earnings per share              $    0.91          $   0.90

Pro forma fully diluted weighted
  average number of common shares
  outstanding                            12,221,123        11,557,721

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


7.  SHARE OPTION AND COMPENSATION PLANS (CONTINUED)

SUMMARY OF SHARE OPTION ACTIVITY

                                     Number of Options,    Number of Options,    Number of Options, Other      Total
                                     Share Option Plan      Incentive Plans                                    Options
                                 ---------------------------------------------------------------------------------------------------
Outstanding, December 31, 1993           860,000   (a)                    -               340,000   (b)        1,200,000
Options granted                           50,000   (c)                    -                     -                 50,000
Options exercised                              -                          -                     -                      -
Options expired                                -                          -                     -                      -
                                 ---------------------------------------------------------------------------------------------------
Outstanding, December 31, 1994           910,000                          -               340,000              1,250,000

Options granted                          335,000                          -                     -                335,000 (d)
Options exercised                              -                          -                     -                      -
Options expired                                -                          -                     -                      -
                                 ---------------------------------------------------------------------------------------------------
Outstanding, December 31, 1995         1,245,000                          -               340,000              1,585,000

Options granted                          155,000                    228,876                     -                383,876 (e)
Options exercised                        (15,000)  (f)                    -                     -                (15,000)
Options expired                                -                          -                     -                      -
                                 ---------------------------------------------------------------------------------------------------
Outstanding, December 31, 1996         1,385,000                    228,876               340,000              1,953,876
                                 ===================================================================================================

___________________

     (a)  Option prices range from $17.25 to $17.375 per share.
     (b) Granted to affiliates and non-affiliates in connection with development site acquisitions. Option prices are $19.8375 per share.
     (c)  Option prices range from $17.25 to $18.375 per share.
     (d) Weighted average option price is $18.60 per share. Weighted average fair value according to the Black Scholes option valuation model is $1.15 per share.
     (e) Weighted average option price is $20.39 per share. Weighted average fair value according to the Black Scholes option valuation model is $1.20 per share.
     (f)  Exercise prices ranged from $17.25 to $18.25 per share.

The number of common share options exercisable as of December 31, 1996, 1995, and 1994 were 1,670,137; 1,363,781; and 965,442, respectively.


8.  SHARE BONUS PLANS

During the year ended December 31, 1994, the Company issued all of the 13,200 common shares authorized for issuance under the Columbus Realty Trust 1993 Share Bonus Plan to certain nonexecutive employees and other key personnel for a purchase price equal to par value ($.01 per share). The difference between the market price for the shares at the date issued and the purchase price was recognized as compensation expense the Company's consolidated financial statements for the year ended December 31, 1994.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


8.  SHARE BONUS PLANS (CONTINUED)

During the year ended December 31, 1995, the Company established the Columbus Realty Trust Share Bonus Plan No. 2 whereby 100,000 shares were authorized for issuance by the Plan Administrators. As of December 31, 1996, all of the authorized share bonuses had been granted under terms stipulating three year vesting periods. During the year ended December 31, 1995, 43,290 common shares were awarded to certain executive employees for purchase prices equal to par value ($.01 per share). The difference between the purchase price and the market prices for the shares on the dates issued was $807,000. During the year ended December 31, 1996, the Plan Administrators awarded 56,710 shares to certain executive employees for purchase prices equal to par value. The difference between the purchase prices and the market prices on the issuance dates was approximately $1.1 million and will be recognized as compensation expense ratably over the three year vesting periods beginning on the issuance dates of the respective awards.

Pursuant to amendments to their respective employment agreements effective January 1, 1996, certain executives agreed to receive no base salary for the period from January 1, 1996 through December 31, 1996, and, in lieu thereof, to receive restricted common shares having a fair market value equal to 150% of the amount of such base salary. During 1996, the Company issued 11,124 restricted common shares to these executive employees for a purchase price equal to par value under the Management Incentive Plan in March 1996. The difference between the purchase price and the market price on the grant date is approximately $213,000 and will be recognized as compensation expense ratably over a three-year vesting period beginning on the issuance date.

In November 1996 the Company entered into performance based stock and dividend equivalent award agreements with its Chairman of the Board, Chief Executive Officer, and Chief Operating Officer. Under terms of the agreements, an aggregate of 260,000 common shares could be awarded to the three executive officers in 2000 or 2002 if the vesting criteria relating to the total return on the Company's common shares are met. Additionally, such executive officers could receive dividend equivalent awards, plus interest and reinvestment earnings, on the 260,000 common shares annually for the period beginning in January 1997. Such dividend equivalent awards will be paid if the increase in the total return on the Company's common shares for the previous year exceeds the total weighted average total return per common share of all publicly traded equity residential apartment REITs, as determined by NAREIT.

9.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

On July 23, 1995, the Company established the Columbus Realty Trust Employee Stock Purchase Plan whereby employees of the Company are eligible to purchase common shares directly from the Company for a purchase price equal to 85% of the current market price on the date of purchase. Employees are limited to purchases aggregating a market value of no more than $25,000 per plan year based on the market price on the first day of the plan year. Under the Employee Stock Purchase Plan, the Company issued 7,423 common shares for net proceeds of $121,000 in the year ended December 31, 1996, and 5,275 common shares for net proceeds of $51,000 in the year ended December 31, 1995.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996



9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

401(K) SAVINGS PLAN

Pursuant to Columbus Realty Trust 401(k) Savings Plan (the 401(k) Plan), eligible employees (as defined in the 401(k) Plan) may join the 401(k) Plan on semi-annual enrollment dates. Participants may elect to defer up to 15% of their annual compensation to a maximum of $9,500 as pre-tax contributions to the plan (subject to certain limitations for highly-compensated employees). The Company has the option, but is not required, to make contributions to the 401(k) Plan. In January 1997 the Company contributed $27,000 to the 401(k) Plan for the benefit of participants contributing the 401(k) Plan during the six month period December 31, 1996.


10.  TRANSACTIONS WITH AFFILIATES

Receivables from affiliates include the following (in thousands):                 December 31,
                                                                           ---------------------------
                                                                               1996           1995
                                                                           ---------------------------
    Amounts advanced to condominium homeowners' associations                $  54              $  47
    Amounts advanced to non-management employees                               34                 12
    Receivable from Employee Stock Purchase Plan                                3                  1
    Amounts advanced to affiliates in ordinary course of business
      for third party property management                                       6                353
    Amounts receivable from owners of predecessors in connection
      with the acquisition of their interests                                  55                  5
                                                                           ---------------------------
                                                                            $ 152              $ 418
                                                                           ===========================

The Company provides property management services in connection with the management of certain properties owned by affiliates. Property management fee income relating to these contracts during the years ended December 31, 1996, 1995 and 1994, was approximately $238,000, $331,000, and $379,000, respectively.
Included in management fee income from affiliates in the year ended December 31, 1996, is $197,000 attributable to the Madison Office Building (The Madison), which the affiliates sold in January 1996. The Company received a marketing fee of $50,000 pursuant to the sale.

The Company paid approximately $160,000 and $106,000 in rent for office space at The Madison in the years ended December 31, 1995 and 1994, respectively. The Company continues to occupy the office space at The Madison pursuant to its lease obligation more fully described in Note 11.

In January 1996 the Company paid $150,000 to Wolverine Asset Management, Inc., an affiliate of a Trust Manager, for real estate advisory services in connection with the joint development agreement with Gaylord Properties, Inc. more fully described in Note 14.

The Company entered into certain note purchase agreements pursuant to borrowing arrangements between a bank and two of the Company's executive officers in the year ended December 31, 1996, as more fully described in Note 14.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

11.  OPERATING LEASES

The Company receives rental income from the properties under operating leases with terms ranging from less than one year to twenty years for the industrial and retail properties, and less than one year for most of the residential properties.

The minimum future rentals under operating leases for the industrial and retail properties as of December 31, 1996, are as follows (in thousands):

              Year Ending December 31,
              ------------------------
                         1997                               $ 5,424
                         1998                                 5,052
                         1999                                 4,067
                         2000                                 1,594
                         2001                                 1,229
                       Thereafter                             3,295
                                                            -------
                                                            $20,661
                                                            =======

Included in the rentals under operating leases is one multifamily residential property that is subject to a master lease expiring in October 1999, with Electronic Data Systems (EDS). EDS has an option to purchase the property at the end of each lease year with the purchase price compounding 5% each year the option is not exercised.

The original term of Companys lease for its corporate offices at The Madison expired December 31, 1996, subject to three one-month renewal options. The Company expects to exercise all three renewal options for monthly base rent payments of approximately $15,000.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. Notes payable result from (a) draws made on the Company's Credit Facility and the Wells Fargo loan during the years ended December 31, 1996, and 1995, which accrue interest at floating interest rates based on market rates and
(b) two first mortgage loans that accrue interest at 7.0% and 7.45%. The carrying values of the notes payable at December 31, 1996, and 1995 reasonably approximate their fair values.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited results of operations for 1996, 1995, and 1994 (in thousands, except per share data):

                                               Quarter Ended
                                               -------------
                                March 31  June 30  September 30  December 31
                                --------  -------  ------------  -----------
Year ended December 31, 1996
------------------------------
Total revenues                   $10,934  $11,762       $12,554      $13,280
Net income                         2,696    2,809         2,848        3,105

Per common share:
 Net income                      $  0.23  $  0.24       $  0.24      $  0.24

Year ended December 31, 1995
------------------------------
Total revenues                   $ 9,414  $10,271       $10,668      $10,898
Net income                         2,546    2,491         2,650        2,741

Per common share:
 Net income                      $  0.22  $  0.22       $  0.23      $  0.24

Year ended December 31, 1994
------------------------------
Total revenues                   $ 6,237  $ 7,385       $ 8,379      $ 8,880
Net income                         1,829    1,979         2,458        2,495

Per common share:
 Net income                      $  0.21  $  0.23       $  0.23      $  0.22

14.  COMMITMENTS AND CONTINGENCIES

GENERAL

The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial statements.

JOINT DEVELOPMENT AGREEMENT

The Company has entered into a joint development agreement with Gaylord Properties, Inc., to develop between 2,500 and 3,500 multifamily residential units in Addison, Texas. The first development under the agreement, Addison Circle One, is described in Note 3. The Company has the option, but is not obligated, to pursue additional development activities under the joint development agreement, subject to the agreement of Gaylord.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

NOTE PURCHASE AGREEMENTS

In June 1996 the Company entered into Note Purchase Agreements (Purchase Agreements) pursuant to loans made between Bank One, Texas, N.A. (Bank One), and two of the Company's executive officers. The loans, in the form of credit facilities which may be drawn upon at the discretion of the borrowers up to maximum principal amounts of $350,000 and $300,000, are secured by pledges of 36,532 and 32,066 of the Company's common shares, respectively, owned by such executive officers. Should an event of default occur, Bank One may require the Company to purchase the notes for a purchase price equal to the balance then outstanding under the terms of the note agreements. If the Company is required to purchase the notes, the Company will obtain all rights of Bank One, as a secured party, with respect to the common shares securing the loans. Based on the closing market price for the Company's common shares on December 31, 1996, of $22.75, the market value of the pledged shares was approximately $831,000, and $730,000, respectively.

Such loans require quarterly interest-only payments beginning August 1, 1996, and mature on June 12, 1999. Interest accrues at floating rates determined by Bank One. The applicable interest rate in effect as of December 31, 1996, was 8.25% on principal balances outstanding under the credit facilities of $150,000 and $100,000. The borrowers were current on all obligations under the loans as of December 31, 1996.

LETTER OF CREDIT

Addison Circle One Ltd. obtained an irrevocable standby letter of credit of approximately $3.4 million in the year ended December 31, 1996. The letter of credit was obtained for the benefit of the Town of Addison, Texas, as a guaranty for payment of certain public infrastructure costs required in the construction of the Addison Circle One multifamily residential project. As of December 31, 1996, no amounts had been drawn on the letter, which expires on June 30, 1997.

15.  SUBSEQUENT EVENTS

REAL ESTATE TRANSACTIONS

On January 16, 1997, the Company paid a deposit of $300,000 pursuant to an earnest money contract to purchase and redevelop a ten-acre tract known as the St. Luke's Hospital Campus located in Denver, Colorado. The Company expects to complete a purchase of the site when demolition of existing buildings, remediation of the properties, and certain other conditions are met.

On February 24, 1997, the Company purchased a 158-unit multifamily residential property known as The Commons at Turtle Creek, located in Dallas, Texas, for a purchase price of approximately $6.9 million. The purchase was funded from the Company's Credit Facility.

On February 27, 1997, the Company executed a forty-year land lease agreement for a redevelopment project, The Rice Hotel, located in Houston, Texas. The Rice Hotel is an 18-story structure originally built in 1913. Under

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


15.  SUBSEQUENT EVENTS (CONTINUED)

REAL ESTATE TRANSACTIONS (CONTINUED)

terms of the agreement, the Company will fund redevelopment of the hotel into a mixed-use residential and retail facility comprised of 317 loft-style apartments and 21,000 square feet of retail space. The Company, in partnership with a Houston-based development company, will manage all aspects of the renovation, currently budgeted at approximately $33.3 million, and operations of the project upon completion. The Houston Housing Finance Corporation (HHFC), owner of the land, will fund approximately $6.6 million of abatement and infrastructure costs, and the Company will provide the balance of the funding. Concurrently with closing the lease agreement, the Company guaranteed a $20.0 million construction loan for the project. The remainder of the Company's renovation costs will be funded from draws on the Credit Facility or other short term financing.

OTHER

On February 25, 1997 the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering 1,000,000 common shares for issuance pursuant to the Columbus Realty Trust Employee Incentive Plan.

On March 7, 1997, the Company declared a dividend of $0.395 per common share, payable on March 25, 1997, to shareholders of record on March 21, 1997.

                             COLUMBUS REALTY TRUST
     SCHEDULE III -- REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                                                         GROSS AMOUNT AT WHICH
                                                    INITIAL COSTS          COSTS         REAL        CARRIED AT CLOSE OF PERIOD(A)
                                                --------------------    CAPITALIZED     ESTATE      -------------------------------
                                RELATED                 BLDGS &          SUBSEQUENT    DISPOSED           BLDGS &     CONSTRUCTION
     DESCRIPTION              ENCUMBRANCES    LAND      IMPRVMNTS      TO ACQUISITION     OF      LAND   IMPRVMNTS    IN PROGRESS
------------------------------------------------------------------------------------------------------------------------------------
Residential Properties:
-----------------------
High-rise Apartments:
  The Residences, Dallas, TX          (b)     $   638      $12,421          $  1,233       $ -    $   638   $ 13,654    $  -
Mid-rise Apartments:
  The Abbey, Dallas, TX               (b)         385            -             4,364         -        385      4,364       -
  Columbus Square, Dallas, TX         (b)       1,960            -            18,122         -      1,960     18,122       -
  Lakeshore, Irving, TX               (b)       3,030       25,970             1,688         -      3,030     27,658       -
  The Meridian, Dallas, TX            (b)       2,227            -             8,537         -      2,227      8,537       -
  Uptown Village, Dallas, TX          (b)       2,083            -            13,244         -      2,083     13,244       -
  The Vineyard, Dallas, TX            (b)         864            -             7,418         -        864      7,418       -
  Winsted Village, Dallas, TX         (b)       2,642            -            15,881         -      2,642     15,881       -
  The Worthington, Dallas, TX         (b)       3,648            -            26,200         -      3,648     26,200       -
Garden Apartments:
  Ascension Point, Arlington, TX      (b)         410        2,633               131         -        410      2,764       -
  Ascension Point II, Arlington, TX   (b)         470            -             4,681         -        470      4,681       -
  Hackberry Creek, Irving, TX         (b)       1,800       10,200               382         -      1,800     10,582       -
  Hackberry Creek II, Irving, TX      (b)       1,448            -             9,617         -      1,448      9,617       -
  Lakeside, Dallas, TX                (c)       3,066       15,084               731         -      3,066     15,815       -
  The Mark, Jackson, MS               (d)         762       10,013               950         -        762     10,963       -
  Parkway Village, Dallas, TX         (d)       1,020        5,936               353         -      1,020      6,289       -
  Reflections on McCallum,
    Dallas, TX                        (d)         903        5,231               494         -        903      5,725       -
  The Rock, Dallas, TX                (d)         696        3,304             4,909         -        696      8,213       -
  Town Lake/The Parks,
    Coppell, TX                  (d), (h)       3,547        5,124             9,653         -      3,547     14,777       -
  The Trace, Jackson, MS         (d), (i)       1,435            -            14,862         -      1,435     14,862       -
  The Vintage, Dallas, TX             (b)       1,100            -             6,753         -      1,100      6,753       -
  Windhaven Village, Plano, TX        (d)       3,564            -            16,183         -      3,564     16,183       -
                                           -----------------------------------------------------------------------------------------
Total Residential Properties                   37,698       95,916           166,386         -     37,698    262,302       -

                                                                                             DEPRE-
                                                                                             CIABLE
                                                                                             LIVES
                                                     ACCMLTD      DATE OF         DATE        IN
     DESCRIPTION                     TOTAL           DEPREC    CONSTRUCTION     ACQUIRED     YEARS
--------------------------------------------------------------------------------------------------------
Residential Properties:
-----------------------
High-rise Apartments:
  The Residences, Dallas, TX         $  14,292         $1,662          1987        12/93       5-27
Mid-rise Apartments:
  The Abbey, Dallas, TX                  4,749            119    12/94-4/96         4/94       5-27
  Columbus Square, Dallas, TX           20,082            323    12/94-9/96         4/94       5-27
  Lakeshore, Irving, TX                 30,688          2,793          1987         4/94       5-27
  The Meridian, Dallas, TX              10,764          1,841     5/90-6/91         4/90       5-27
  Uptown Village, Dallas, TX            15,327            864     1/94-5/95         1/94       5-27
  The Vineyard, Dallas, TX               8,282            112    12/94-5/96         4/94       5-27
  Winsted Village, Dallas, TX           18,523            144     8/94-8/96         8/94       5-27
  The Worthington, Dallas, TX           29,848          4,214     6/91-2/93         8/90       5-27
Garden Apartments:
  Ascension Point, Arlington, TX         3,174            766          1985         6/88       5-27
  Ascension Point II, Arlington, TX      5,151            246     8/94-9/95         8/94       5-27
  Hackberry Creek, Irving, TX           12,382            967          1987         8/94       5-27
  Hackberry Creek II, Irving, TX        11,065            262     2/95-8/96         8/94       5-27
  Lakeside, Dallas, TX                  18,881          1,622          1986         5/94       5-27
  The Mark, Jackson, MS                 11,725            963          1984        10/94       5-27
  Parkway Village, Dallas, TX            7,309          2,108          1986         6/88       5-27
  Reflections on McCallum,
  Dallas, TX                             6,628          1,878          1986         6/88       5-27
  The Rock, Dallas, TX                   8,909          2,637    2/88-12/88         2/88       5-27
  Town Lake/The Parks, Coppell, TX  (d) 18,324          3,530     1/86-4/87         1/86       5-27
  The Trace, Jackson, MS            (d) 16,297          2,775     5/88-7/89         4/88       5-27
  The Vintage, Dallas, TX                7,853            875    1/93-10/93         1/93       5-27
  Windhaven Village, Plano, TX          19,747          3,782     3/90-3/91         3/90       5-27
                                     --------------------------
Total Residential Properties           300,000         34,483

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

                                (IN THOUSANDS)



                                                                                        COSTS
                                                               INITIAL COSTS         CAPITALIZED            REAL
                                                            -------------------       SUBSEQUENT           ESTATE
                                          RELATED                      BLDGS &            TO              DISPOSED
        DESCRIPTION                     ENCUMBRANCES        LAND      IMPRVMNTS      ACQUISITION             OF
-----------------------------------------------------------------------------------------------------------------------
Commercial Properties:
----------------------
Industrial:
   Post and Paddock, Grand
   Prairie, TX                                (b)            859          5,021            2,418                 -
   Campus Circle, Irving, TX                  (b)            417          2,861            1,231                 -
Shopping Centers:
   Towne Crossing, Mesquite, TX               (b)          2,341         13,727            1,300                 -
                                                  ---------------------------------------------------------------------
Total Commercial Properties                                3,617         21,609            4,949                 -
Construction-in-progress
------------------------
Addison Circle One, Addison, TX           (b),(f)          2,063              -           12,863                 -
Cole's Corner, Dallas, TX                     (b)          1,290              -            3,043                 -
Columbus Shore, Irving, TX                    (b)          3,926              -           32,883                 -
Columbus Pointe,  Jackson, MS                 (b)            620              -            4,873                 -
The Heights of St. Thomas, Dallas, TX         (b)          2,293              -            1,460                 -
Uptown Block 580, Dallas, TX                  (b)          2,892              -              492                 -
                                                  ---------------------------------------------------------------------
Total Construction-in-progress:                           13,084              -           55,614                 -
                                                  ---------------------------------------------------------------------

Total Real Estate held for Investment                     54,399        117,525          226,949                 -
-------------------------------------
Real Estate held for Sale:                    (g)
--------------------------
Springstead Condominiums, Dallas, TX          (b)            426          2,466              114                 -
Villas at Valley Ranch Condominiums,
   Irving, TX                                 (b)            374          2,172              148              (260)
                                                  ---------------------------------------------------------------------
Total Real Estate held for Sale                              800          4,638              262              (260)
-------------------------------
                                                  ---------------------------------------------------------------------
Total Real Estate Investments                            $55,199       $122,163         $227,211             $(260)
-----------------------------
                                                  =====================================================================
                                                           GROSS AMOUNT AT WHICH
                                                        CARRIED AT CLOSE OF PERIOD (A)
                                                      ----------------------------------
                                                               BLDGS &     CONSTRUCTION                     ACCMLTD
        DESCRIPTION                               LAND        IMPRVMNTS    IN PROGRESS       TOTAL          DEPREC
--------------------------------------------------------------------------------------------------------------------
Commercial Properties:
----------------------
Industrial:
   Post and Paddock, Grand
   Prairie, TX                                      859         7,439               -          8,298         1,481
   Campus Circle, Irving, TX                        417         4,092               -          4,509           875
Shopping Centers:
   Towne Crossing, Mesquite, TX                   2,341        15,027               -         17,368         3,272
                                          --------------------------------------------------------------------------
Total Commercial Properties                       3,617        26,558               -         30,175         5,628
Construction-in-progress
------------------------
Addison Circle One, Addison, TX                   2,063             -          12,863         14,926             -
Cole's Corner, Dallas, TX                         1,290             -           3,043          4,333             -
Columbus Shore, Irving, TX                        3,926             -          32,883         36,809             -
Columbus Pointe,  Jackson, MS                       620             -           4,873          5,493             -
The Heights of St. Thomas, Dallas, TX             2,293             -           1,460          3,753             -
Uptown Block 580, Dallas, TX                      2,892             -             492          3,384             -
                                          --------------------------------------------------------------------------
Total Construction-in-progress:                  13,084             -          55,614         68,698             -
                                          --------------------------------------------------------------------------

Total Real Estate held for Investment            54,399       288,860          55,614        398,873        40,111
-------------------------------------
Real Estate held for Sale:
--------------------------
Springstead Condominiums, Dallas, TX                426         2,580               -          3,006           789
Villas at Valley Ranch Condominiums,
   Irving, TX                                       338         2,096               -          2,434           671
                                          --------------------------------------------------------------------------
Total Real Estate held for Sale                     764         4,676               -          5,440         1,460
-------------------------------
                                          --------------------------------------------------------------------------
Total Real Estate Investments                   $55,163      $293,536         $55,614       $404,313       $41,571
-----------------------------
                                          ==========================================================================

                                                                                       DEPRE-
                                                                                       CIABLE
                                                                                       LIVES
                                                     DATE OF          DATE              IN
        DESCRIPTION                               CONSTRUCTION      ACQUIRED           YEARS
----------------------------------------------------------------------------------------------
Commercial Properties:
----------------------
Industrial:
   Post and Paddock, Grand
   Prairie, TX                                          1986         6/88                5-40
   Campus Circle, Irving, TX                            1986         6/88                5-40
Shopping Centers:
   Towne Crossing, Mesquite, TX                         1985         6/88                5-40

Total Commercial Properties
Construction-in-progress
------------------------
Addison Circle One, Addison, TX                         (f)          9/95                 N/A
Cole's Corner, Dallas, TX                               (f)          7/96                 N/A
Columbus Shore, Irving, TX                              (f)         11/94                 N/A
Columbus Pointe,  Jackson, MS                           (f)          2/96                 N/A
The Heights of St. Thomas, Dallas, TX                   (f)          1/96                 N/A
Uptown Block 580, Dallas, TX                            (f)          1/96                 N/A

Total Construction-in-progress:


Total Real Estate held for Investment
-------------------------------------
Real Estate held for Sale:
--------------------------
Springstead Condominiums, Dallas, TX                    1983         6/88                 N/A
Villas at Valley Ranch Condominiums,
   Irving, TX                                           1985         6/88                 N/A

Total Real Estate held for Sale
-------------------------------

Total Real Estate Investments
-----------------------------

____________________

(a) The aggregate cost of real estate investments for federal income tax purposes is approximately $399.3 million at December 31, 1996.

(b) Denotes an operating property or property under construction which collateralizes the Company's borrowings under its Credit Facility. Such borrowings totaled approximately $118.0 million at December 31, 1996.

(c) Denotes a property encumbered by a first mortgage loan of approximately $10.7 million at December 31, 1996.

(d) Denotes a property encumbered by a first mortgage loan of approximately $49.2 million at December 31, 1996.

(e) Denotes a multifamily residential property under construction as of December 31, 1996.

(f) In addition to the Company's borrowings under its Credit Facility, the property is encumbered by a construction loan upon which approximately $1.9 million had been drawn at December 31, 1996.

(g) The Company's real estate investment in two condominium communities (130 units in aggregate) were marketed for sale beginning in June 1996. The Company sold six of the units in the year ended December 31, 1996. Cost net of accumulated depreciation is presented as real estate held for sale in the Company's financial statements.

(h) Management and operations of Town Lake Apartments and The Parks Apartments were combined for financial reporting purposes as of January 1, 1996.

(i) Management and operations of Phases I and II of the Trace Apartments were combined for financial reporting purposes as of January 1, 1996.

                             COLUMBUS REALTY TRUST

 NOTES TO SCHEDULE III -- REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

Changes in real estate and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                        1996          1995          1994
                                                  ----------------------------------------
Real estate investments:
  Balance at beginning of period                    $334,192      $267,061      $158,776
  Real estate acquisitions (a)                         7,095         8,711        84,862
  Construction-in-progress                            60,991        54,644        20,465
  Reclassification to real estate held for sale       (5,699)            -             -
  Additions and improvements                           2,294         3,776         2,958
                                                  ----------------------------------------
  Real estate held for investment                    398,873       334,192       267,061

  Reclassification to real estate held for sale        5,699             -             -
  Accumulated depreciation of real estate held
    for sale                                          (1,532)            -             -
  Net book value of real estate sold                    (187)            -             -
                                                  ----------------------------------------
  Real estate held for sale                            3,980             -             -
                                                  ----------------------------------------
  Total real estate investments                     $402,853      $334,192      $267,061
                                                  ========================================
Accumulated depreciation:
  Balance at beginning of period                    $ 31,411      $ 22,600      $ 16,166
  Depreciation                                        10,232         8,811         6,434
  Reclassification to real estate held for sale       (1,532)            -             -
                                                  ----------------------------------------
  Balance at end of period                          $ 40,111      $ 31,411      $ 22,600
                                                  ========================================

(a) Includes the contribution of land by a limited partner pursuant to formation of a real estate joint venture in the year ended December 31, 1995.