Form 10-Q
period 1997-03-31
COLUMBUS REALTY TRUST
filed 1997-05-20
CIK 913602

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period                  Commission File Number
 ended March 31, 1997                          001-12684

                             COLUMBUS REALTY TRUST
            (Exact Name of Registrant as Specified in its Charter)


                 TEXAS                                    75-2509086
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification Number)


                        15851 DALLAS PARKWAY, SUITE 855
                              DALLAS, TEXAS 75248
                   (Address of Principal Executive Offices)


                                (972) 387-1492
             (Registrant's Telephone Number, Including Area Code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No
                                                ---     ---


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 13,247,306 common shares of beneficial interest, $0.01 par value per share, outstanding at May 12, 1997.


Index to exhibits:  Page 16
Total Pages: 19

                             COLUMBUS REALTY TRUST

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION


                                                                          Page
                                                                          ----
   Item 1. Financial Statements

          Consolidated Balance Sheets of Columbus
          Realty Trust as of March 31, 1997 and.....................        3
          and December 31, 1996....................

          Consolidated Statements of Operations of
          Columbus Realty Trust for the three months................        4
          ended March 31, 1997 and 1996.....

          Consolidated Statements of Cash Flows of
          Columbus Realty Trust for the three months................        5
          ended March 31, 1997 and 1996.....

          Notes to Consolidated Financial Statements................        6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations............       11



PART II - OTHER INFORMATION

   Item 1. Legal Proceedings........................................       16
   Item 2. Changes in Securities....................................       16
   Item 3. Defaults Upon Senior Securities..........................       16
   Item 4. Submission of Matters to a Vote of Security Holders......       16
   Item 5. Other Information........................................       16
   Item 6. Exhibits or Reports on Form 8-K..........................       16

Signatures..........................................................       19

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                             COLUMBUS REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                        MARCH 31, 1997     DECEMBER 31, 1996
                                        ------------------------------------
                    ASSETS                 (Unaudited)
Real estate:
  Land                                          $ 55,821            $ 54,399
  Buildings and improvements                     291,040             285,104
  Furniture, fixtures, and equipment               4,798               4,696
  Construction in progress                        76,741              55,614
                                        ------------------------------------
                                                 428,400             399,813
  Less accumulated depreciation                   43,389              40,492
                                        ------------------------------------
  Real estate held for investment                385,011             359,321
  Real estate held for sale                        3,665               3,980
                                        ------------------------------------
                                                 388,676             363,301
Cash and cash equivalents                          2,313               2,641
Restricted cash and cash equivalents                 223                 554
Accounts receivable                                  996                 663
Receivables from affiliates                          213                 152
Deferred assets, net of accumulated                  402                 420
 amortization
Deferred financing costs, net of                   1,170               1,316
 accumulated amortization
Other assets                                       9,825               5,529
                                        ------------------------------------
Total assets                                    $403,818            $374,576
                                        ====================================

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                 $208,116            $179,855
  Accounts payable and accrued expenses            7,596               3,536
  Accrued interest                                   323                 288
  Accrued property taxes                           1,839               6,727
  Tenant security deposits                         1,750               1,671
  Prepaid rent                                       163                 358
  Minority interest                                2,063               2,063
                                        ------------------------------------
Total liabilities                                221,850             194,498

Shareholders' equity:
  Preferred shares, $ .01 par value;
   10,000,000 shares authorized;
   none issued or outstanding                          -                   -
  Common shares, $ .01 par value;
   100,000,000 shares authorized;
   13,245,755 and 13,059,137 shares                  132                 131
   issued at March 31, 1997, and
   December 31, 1996, respectively


  Additional paid-in capital                     210,311             206,564
  Retained earnings (deficit)                    (28,469)            (26,611)
                                        ------------------------------------
                                                 181,974             180,084
  Less 900 common shares in treasury,
   at cost                                             6                   6
                                        ------------------------------------
Total shareholders' equity                       181,968             180,078
                                        ------------------------------------
Total liabilities and shareholders'             $403,818            $374,576
 equity
                                        ====================================

   The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)

                                          THREE MONTHS ENDED MARCH 31,
                                              1997           1996
                                        ------------------------------

Revenue:
 Rental                                     $    12,861    $    10,301
 Property management                                 33             75
 Interest and other                                 594            558
                                        ------------------------------
Total revenue                                    13,488         10,934

Expenses:
 Repairs and maintenance                            914            790
 Other property operating                           617            590
 Advertising                                        236            113
 General and administrative - properties            842            811
 General and administrative - corporate             646            508
 Real estate taxes                                1,976          1,421
 Interest                                         2,152          1,495
 Interest related to amortization of                102             67
  deferred financing costs
 Depreciation and amortization                    2,956          2,443
                                        ------------------------------
Total expenses                                   10,441          8,238
                                        ------------------------------
Income from operations                            3,047          2,696
 Gain on sale of real estate                        285              -
                                        ------------------------------
Net income                                  $     3,332    $     2,696
                                        ==============================

Net income per common share, primary
 and fully diluted:
 Income from operations                           $0.23          $0.23
  Gain on sale of real estate                      0.02              -
                                        ------------------------------
 Net income                                       $0.25          $0.23
                                        ==============================

Weighted average number of common
 shares outstanding (including               13,363,743     11,680,081
 common share equivalents):


   The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                           THREE MONTHS ENDED MARCH 31,
                                                 1997            1996
                                           ----------------------------


OPERATING ACTIVITIES
Net income                                     $  3,332        $  2,696
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation and amortization                   2,956           2,443
  Amortization of deferred financing                102              67
   costs
  Gain on sale of  real estate                     (285)              -
  Net effect of changes in operating             (6,902)         (8,281)
   assets and liabilities
                                        -------------------------------
Net cash used in operating activities              (797)         (3,075)

INVESTING ACTIVITIES
Acquisition of real estate                       (6,930)         (5,620)
Payment of construction costs                   (18,288)        (12,429)
Proceeds from sale of real estate                   774               -
Improvements to real estate investments            (424)           (448)
Purchase of furniture, fixtures, and               (102)            (92)
 equipment
Decrease in restricted cash and cash                331             273
 equivalents
                                        -------------------------------
Net cash used in investing activities           (24,639)        (18,316)

FINANCING ACTIVITIES
Proceeds from notes payable                      28,482          24,384
Payment of notes payable                           (221)           (205)
Payment of financing costs                          (38)           (248)
Proceeds from employee and shareholder            2,082             458
 plans
Payment of dividends                             (5,190)         (4,322)
Payment of offering costs                            (7)            (22)
                                        -------------------------------
Net cash provided by financing                   25,108          20,045
 activities
                                        -------------------------------

Net decrease in cash and cash                      (328)         (1,346)
 equivalents
Cash and cash equivalents at beginning            2,641          10,754
 of period
                                        -------------------------------
Cash and cash equivalents at end of            $  2,313        $  9,408
 period
                                        ===============================

Supplemental cash flow  information:
 Interest payments, including $1,395
  and $1,514 interest capitalized              $  3,512        $  2,977
 in 1997 and 1996, respectively

Noncash financing activity:
 Issuance of shares under employee plans       $  1,673        $  1,298


   The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997

                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND FORMATION

Columbus Realty Trust (the Company) was organized as a Texas real estate investment trust on October 12, 1993, to continue the multifamily operations of Columbus Realty Holdings, Inc. (CRH) and certain of its affiliates and predecessors (collectively, the Columbus Group). The Company commenced operations December 29, 1993 upon completion of an initial public offering of 6,898,566 common shares at a price of $17.25 per share.

Net proceeds from the public offering were approximately $111.6 million before offering costs. In connection with the offering, the Company drew $15 million on its credit facility, for total proceeds of approximately $126.5 million. The proceeds were primarily used to pay off mortgage notes payable and the related debt prepayment penalties of the Columbus Group and of Texana-RAT II Associates, Inc. and certain of its affiliates (collectively, the Texana Group), and for the acquisition of the ownership interests of the Columbus Group and the Texana Group (collectively, the predecessors to Columbus Realty Trust).

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. Certain prior year financial statement amounts have been reclassified to conform with current year presentation.

INTERIM UNAUDITED FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company. All adjustments were of a normal recurring nature except for the adjustments to reflect real estate transactions more fully described in Note 2. The operating results for the interim period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and accompanying footnotes included in the Columbus Realty Trust Form 10-K for the year ended December 31, 1996 (the 1996 Annual Report).

                          COLUMBUS REALTY TRUST

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash includes an escrow account established for property taxes on a property and a construction deposit for public infrastructure improvements made on one of the Company's development projects.

REAL ESTATE ASSETS AND RELATED DEPRECIATION

Real estate assets held for investment are stated at depreciated cost unless the asset is determined to be impaired. The Company records impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows are less than the carrying amounts of those assets. In cases where the Company does not expect to recover its carrying costs, the Company reduces its carrying costs to fair value. No such impairment losses have been recognized to date.

Real estate assets held for sale are stated at the lower of depreciated cost, or fair market value less selling costs at the date the Company begins marketing efforts to sell the properties. The Company records impairment losses on real estate investments held for sale if the Company determines the fair market value less selling costs is less than depreciated cost. No such impairment losses have been recognized to date. The Company began marketing efforts with respect to certain of its condominium units in 1996 (see Note 2). No depreciation of the real estate assets held for sale has been recognized since the inception of the marketing efforts for the properties.

2. REAL ESTATE TRANSACTIONS

PROPERTY ACQUISITION

On February 24, 1997, the Company purchased a 158-unit multifamily residential property known as The Commons at Turtle Creek, located in Dallas, Texas, for a purchase price of approximately $6.9 million. The purchase was funded from the Company's credit facility (the Credit Facility) more fully described in the 1996 Annual Report.

DEVELOPMENT PROJECTS

On February 27, 1997, the Company executed a forty year land lease agreement for a redevelopment project, The Rice Hotel, located in Houston, Texas. The Rice Hotel is an 18-story structure originally built in 1913. Under terms of the agreement, the Company will fund redevelopment of the hotel into a mixed-use residential and retail facility comprised of 317 loft-style apartments and 21,000 square feet of retail space. The Company, in partnership with a Houston-based development company, will manage all aspects of the renovation (currently budgeted at approximately $33.3 million) and operations of the project upon completion. The Houston Housing Finance Corporation (HHFC), owner of the land, will fund approximately $6.6 million of abatement and infrastructure costs. Concurrently with closing the lease agreement, the Company guaranteed a $20.0 million construction loan for the project. The remainder of the partnership's renovation costs will be funded from draws on a short term unsecured credit line more fully described in Note 3, the Credit Facility, cash flow from operations, or other short term financing.

On January 16, 1997, the Company paid a deposit of $300,000 pursuant to an earnest money contract to purchase and redevelop a ten-acre tract known as the St. Luke's Hospital Campus located in Denver, Colorado. The Company expects to complete a purchase of the site when the seller completes demolition of certain existing buildings and meets other conditions.

None of the Company's development projects were completed during the three months ended March 31, 1997.

                          COLUMBUS REALTY TRUST

2. REAL ESTATE TRANSACTIONS (CONTINUED)

SALES OF CONDOMINIUM UNITS

Five units in the Villas of Valley Ranch condominium community and five units in the Springstead condominium community were sold during the three months ended March 31, 1997, for net proceeds of $774,000 resulting in a net gain of $285,000.

3. NOTE PAYABLE

The Company obtained a short term $15 million unsecured credit line (the Unsecured Credit Line) from Bank One, Texas, N.A. in the three months ended March 31, 1997. The Unsecured Credit Line may be drawn upon in increments determined by the Company, and may be repaid at any time without penalty. Interest only payments are due monthly on the unpaid principal balance at LIBOR plus 205 basis points (7.4875% at March 31, 1997). Approximately $2.6 million was outstanding on the Unsecured Credit Line at March 31, 1997. The original maturity date of May 1, 1997, was subsequently extended to August 2, 1997.

4. SHAREHOLDERS' EQUITY

NET INCOME PER COMMON SHARE

Net income per common share has been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. The Company believes the adoption of SFAS 128 will not have a material effect on earnings per share of the Company.

DISTRIBUTIONS

On March 25, 1997, the Company paid a dividend of approximately $5.2 million ($0.395 per common share) to shareholders of record on March 21, 1997. The Company received approximately $2.0 million in proceeds from the sale of 106,935 common shares issued concurrently with the dividend payment pursuant to the Dividend Reinvestment Plan.


5. SHARE BONUS AND INCENTIVE PLAN

The Company has established certain bonus and incentive plans for the purpose of advancing the long term interests of the Company and its shareholders by increasing the grantees' ownership in the Company, and providing additional incentive to promote its success and growth.

During the three months ended March 31, 1997, pursuant to the Columbus Realty Trust Employee Incentive Plan (Employee Incentive Plan), the Company granted 48,280 restricted common shares to certain executive officers, at their election, in lieu of payment of annual base salary, such shares having a fair market value on the date of grant of approximately $1.0 million, equal to 150% of the annual base salary otherwise payable. In addition, the Company granted 1,232 restricted common shares (having a fair market value on the date of grant of $25,000) to certain Trust Managers equal to 150% of the quarterly trust manager fee otherwise payable. The determination to grant common shares having a fair market value of 150% over the base salary or trust manager fees otherwise payable was based upon the risks of forfeiture of the shares awarded and the other restrictions on transfer of the shares described below.

                          COLUMBUS REALTY TRUST

5. SHARE BONUS AND INCENTIVE PLAN (CONTINUED)


In addition, the Company granted 30,264 restricted common shares having a fair market value on the date of grant of $636,000 to certain executive officers and other employees as bonuses. The restricted common shares are generally subject to forfeiture in the event of termination of the recipient's employment with the Company within the three year period following the date of grant and may not be transferred until the end of the three-year restricted period.

Each of the restricted common shares was granted for a purchase price of $0.01 per share. The difference between the purchase prices of the common shares and the aggregate fair market values of the common shares on the dates of grant (approximately $1.6 million) will, to the extent such amounts are allocable to operations, be amortized as compensation expense ratably over the three-year periods commencing on the dates of grant. Accordingly, during the three months ended March 31, 1997, the Company did not recognize the compensation expense which would have been recognized if such annual base salaries, trust manager fees and cash bonuses had been paid. However, for the three months ended March 31, 1997 and 1996, the Company recognized $29,000 and $11,000, respectively, as amortization of deferred compensation expense, and $33,000 and $16,000, respectively, as bonus expense, based upon the portion of the amortization of the fair market values of restricted common shares granted in 1997, 1996, and 1995 allocable to operations.


6. TRANSACTIONS WITH AFFILIATES


Amounts receivable from affiliates
 include the following (in thousands):      MARCH 31,  DECEMBER 31,
                                              1997         1996
                                          -------------------------
Amounts advanced to condominium               $  80         $  54
 homeowners' associations
Amounts advanced to non-management               37            34
 employees
Receivable from Employee Stock Purchase           5             3
 Plan
Amounts receivable from owners of
 predecessors in connection                      57            55
    with the acquisition of their
     interests
Amounts advanced to affiliates in
 ordinary course of business for third           34             6
    party property management
                                        -------------------------
                                              $ 213         $ 152
                                        =========================


7. COMMITMENTS AND CONTINGENCIES

GENERAL

The Company is subject to certain legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, none of such proceedings is material in relation to the Company's consolidated financial statements.

OPERATING LEASE

In March 1997 the Company executed an agreement to extend its lease for the corporate offices. The lease agreement, which expires in December 1998, requires minimum rent payments of $306,000 for the year ended December 31, 1997, and $347,000 for the year ended December 31, 1998.

                          COLUMBUS REALTY TRUST

8. SUBSEQUENT EVENTS

On May 7, 1997, the Company purchased a redevelopment site, The American Beauty Mill, located in Dallas, Texas, for $565,000. The Company expects to renovate the property, formerly a flour mill and office complex, for adaptive reuse as a multifamily residential project. The project is budgeted at approximately $5.0 million and will include 82 loft-style residential units upon completion. The acquisition was funded from the Company's Unsecured Credit Line.

On May 12, 1997, the Company purchased a development site for a multifamily residential project in the Uptown district of Dallas, Texas, from an unaffiliated third party for approximately $2.3 million. The purchase was funded with seller financing of approximately $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated financial statements of Columbus Realty Trust as of March 31, 1997, and 1996, and for the three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

As of March 31, 1997, the Company owned 5,558 completed residential units in its real estate portfolio, a net increase of 1,016 units or approximately 22% over the 4,542 units held as of March 31, 1996. The increase in the number of residential units in the operating portfolio is the result of the Company's development and construction activities. Three multifamily residential projects were completed in the second quarter of 1996, two were completed in the third quarter of 1996, and one multifamily residential property was acquired in the first quarter of 1997. As more fully described below, the projects completed and acquired in 1996 and 1997 have had a significant impact on the Company's results of operations. As of May 12, 1997, the Company has seven multifamily residential projects comprising 1,986 apartment units under construction.

COMPARISON OF THREE MONTH PERIOD ENDING MARCH 31, 1997 TO THREE MONTH PERIOD
----------------------------------------------------------------------------
ENDING MARCH 31, 1996
---------------------

The Company's net income increased approximately $636,000 to approximately $3.3 million or $0.25 per common share for the three months ended March 31, 1997, compared with net income of approximately $2.7 million or $0.23 per common share in the three months ended March 31, 1996. During the three months ended March 31, 1997, rental revenue totaled approximately $12.9 million, an increase of approximately $2.6 million or 24.8% over rental revenue of approximately $10.3 million in 1996. The five development projects completed in 1996 generated combined rental revenue of approximately $2.2 million in the first quarter of 1997. The remaining $383,000 increase in rental revenue is the result of rental rate increases and higher average occupancy rates at several of the Company's properties, and additional rental revenue from a property acquired in February 1997. Property management income decreased $42,000 or 56.0% in the first quarter of 1997 from the comparable prior period due to a decrease in apartment units managed for third-party owners. Interest and other revenue increased $36,000 or 6.5% in 1997 over 1996 primarily due to increased non-rental income from the development properties completed in 1996, partially offset by a $50,000 non-recurring marketing commission earned in the first quarter of 1996.

Total expenses during the three months ended March 31, 1997, were approximately $10.4 million, an increase of approximately $2.2 million or 26.7% over total expenses of approximately $8.2 million in 1996. The increase in total expenses is primarily due to the growth in the size of the Company's residential operating portfolio as a result of its acquisition and development activities. The increase in the number of stabilized apartment units was the primary reason for the $124,000 or 15.7% increase in repairs and maintenance expenses and the $27,000 or 4.6% increase in other property operating expenses during the first quarter of 1997 compared with 1996. Advertising costs increased $123,000 or 108.8% in the three months ended March 31, 1997, over 1996, due to a $13,000 increase in advertising to maintain occupancies and an incremental increase of $110,000 attributable to the increased number of apartment units owned and operated in 1997. Property administrative expenses increased $31,000 or 3.8% in the three months ended March 31, 1997, over 1996 due to salaries and benefits for personnel managing the newly completed development properties and as a result of annual salary increases. Real estate tax expense increased $555,000 or 39.1% in the first quarter of 1997 over the respective prior period primarily due to the additional properties operated in 1997.

General and administrative expenses incurred for the Company's corporate activities increased $138,000 or 27.2% in 1997 over 1996 primarily as a result of higher salary and benefits expenses. During the three months ended March 31, 1997, and the years ended December 31, 1996, and 1995, the Company awarded restricted common shares to certain of its executive officers and Trust Managers in lieu of compensation and to certain of its executive officers and employees as bonuses as more fully described in the notes to financial statements included elsewhere in this 10-Q and the 1996 Annual Report. As a result, the Company did not recognize compensation expense which would have been recognized in 1997 and 1996 if such annual base salaries and bonuses had been paid without restrictions. However, the Company amortized a portion of the restricted share awards as compensation and bonus expense over the three-year periods from the dates of the respective grants to the extent such amortization is allocable to operations. Accordingly, during the three months ended March 31, 1997 and 1996, the Company recognized compensation expense for amortization of restricted common share awards of $62,000 and $27,000, respectively.

Interest expense increased $657,000 or 43.9% in the first three months of 1997 compared with the first three months of 1996 as a result of the increase in non-development debt outstanding in the two periods. The Company's average non-development debt outstanding under the Credit Facility, plus other fixed-rate debt, was approximately $118.8 million in the first quarter of 1997 compared with an average non-development debt balance of approximately $81.8 million in the first quarter of 1996. The Company's average interest rate for non-development debt under the Credit Facility was 7.113% in the three months ended March 31, 1997, compared with an average interest rate of 7.063% on non-development debt under the Credit Facility in the same period of 1996. Interest related to amortization of deferred financing costs increased $35,000 or 52.2% in 1997 from 1996 as a result of loan fees paid in the first quarter of 1997.

The $513,000 or 21.0% increase in depreciation and amortization expenses in 1997 over 1996 relates primarily to the five development properties added to the Company's operating portfolio in 1996, a 1997 property acquisition, and an increase in depreciable assets after capital improvement programs at certain of the other properties.

The Company invested approximately $25.7 million, in total, in the real estate portfolio during the three months ended March 31, 1997. Approximately $18.3 million was invested in the development and construction of six multifamily residential apartment projects. The Company acquired an existing multifamily residential property for approximately $6.9 million in the three months ended March 31, 1997. Additionally, the Company invested approximately $526,000 in total for capital improvements and purchases of furniture, fixtures, and equipment in the first three months of 1997. The components of these capital investments were (a) $367,000 invested in improvements to the multifamily residential properties held in the Company's real estate portfolio for one year or longer, (b) $4,000 invested in capital improvements to a property acquired in the first quarter of 1997, (c) $87,000 invested in tenant improvements and capital expenditures for the Company's retail and industrial properties, and (d) $68,000 invested in furniture, fixtures, and equipment for the corporate offices. More detailed information regarding the capital investments made in the three months ended March 31, 1997, is set forth in the following table.

Summary of capital improvements for the three months ended March 31, 1997:

                                        Stabilized Properties (1)   Acquisition Property (2)          Totals
                                        --------------------------  ------------------------          ------
                                        Amount         Per Unit     Amount          Per Unit     Amount       Per Unit
                                        ------         ---------    ------          --------    ------       --------
                                        (in thousands)              (in thousands)             (in thousands)

          Multifamily residential properties
-------------------------------------------------------
Recurring expenditures
 Floor coverings                                  $118      $22.34          $1        $ 6.37    $119         $21.88
 Appliances                                         13        2.48           -             -      13           2.41
 Exterior repairs                                  122       22.95           -             -     122          22.29
 Furniture, fixtures, & equipment                   61       11.57           2         10.60      63          11.55
 Other                                               7        1.37           1          5.22       8           1.48
                                      -----------------------------------------------------------------------------
Subtotal - recurring                               321       60.71           4         22.19     325          59.61

Revenue generating                                   2         .30           -             -       2            .29

Major renovations                                   45        8.50           -             -      45           8.25
                                      -----------------------------------------------------------------------------
Total multifamily residential                     $368      $69.51          $4        $22.19     372         $68.15
                                      ======================================================          =============

Industrial and retail properties (3)                                                                   Per Sq. Ft
--------------------------------------                                                                 ----------
Tenant improvements                                                                               56         $ 0.11
Commissions                                                                                       21            .04
Other                                                                                              9            .02
                                                                                            -----------------------
Total industrial and retail                                                                       86         $ 0.17
                                                                                                      =============

Corporate purchases of furniture, fixtures, and equipment                                         68
                                                                                            -----------
 Total                                                                                        $  526
                                                                                            ===========

------------------------------------------------------------------

Notes:
------
  (1) Multifamily residential properties owned for one year or more as of January 1, 1997, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 31, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units during the three months ended March 31, 1997, was 5,299 units.
  (2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1997. Per unit computations are based on 158 units.
  (3) Leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.

During the three-month period ended March 31, 1996, the Company invested approximately $18.6 million in total for the acquisition of and improvements to its real estate portfolio. Included in this total were: (a) the acquisition of three multifamily residential development sites for approximately $5.6 million in the aggregate, (b) approximately $12.4 million of incremental costs on development projects, and (c) $540,000 incurred for capital improvements and furnishings, fixtures, and equipment at the Company's operating properties and corporate offices.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow, totaling approximately $31.7 million during the three months ended March 31, 1997, were approximately $28.5 million provided from borrowings, approximately $2.1 million proceeds from sales of common shares through employee and shareholder plans, $774,000 from the sales of condominiums units in two of the Company's properties, and a $331,000 reduction in an escrow account for payment of property taxes. The Company's primary uses of cash, totaling approximately $31.9 million during the same three-month period, were approximately $18.3 million for construction costs on six development projects, approximately $6.9 million for the acquisition of a multifamily residential property, approximately $5.2 million for payment of dividends, $797,000 for operations, $526,000 for capital improvements and purchases of furniture, fixtures, and equipment, and $221,000 for principal payments on notes payable.

The Company has historically used cash flow from operations to meet its dividend payments and short term liquidity requirements, and a combination of equity, mortgage debt, and credit line debt to finance its development and acquisition activities. The Company has established a $170 million credit line (the Credit Facility) with several lenders as the primary source of acquisition and development capital, with a view towards replacing that debt following acquisition (or completion, in the case of a development property) as market conditions warrant, with either long term fixed rate debt or permanent equity. As of May 12, 1997, the Company had a total of $215.0 million in outstanding debt, consisting of $144.4 million under the Credit Facility (of which $77.5 million was drawn for development in progress), $59.7 million in fixed rate debt with an average maturity of 4.9 years, $7.7 million in development debt from Wells Fargo Realty Advisors in connection with Addison Circle I, and $3.2 million in short-term, unsecured debt drawn for development costs to date on two redevelopment projects: The Rice Hotel located in Houston, Texas, and The American Beauty Mill located in Dallas, Texas. Prior to its extended maturity date of August 2, 1997, the Company intends to retire the balance then outstanding on the short term unsecured credit line with an incremental draw on the Credit Facility, or from other financing sources.

The Company's long-term financing includes of a $50 million loan from Nationwide Life Insurance Company which bears interest at a fixed rate of 7.45% and matures in December 2002, with a 25-year principal amortization schedule. The loan is collateralized by nine properties. As of May 12, 1997, approximately $49.0 was outstanding under the Nationwide loan.

The Company currently has under construction a total of 1,986 units in seven multifamily residential communities, and has acquired one additional site upon which it intends to construct approximately 346 multifamily residential units. These eight developments are expected to cost approximately $180 million, of which $114 million is anticipated to be funded from the Credit Facility and internally generated cash flow. The remaining $66 million is anticipated to be funded from third party debt and other sources. Full use of the $170 million available under the Credit Facility is subject to the Company's ability to provide sufficient collateral to the lenders during the term of the loan. Such collateral is currently available to fully utilize the committed loan amount. Additionally, collateral to secure $12 million of excess borrowing capacity exists under the loan-to-value requirements of the Credit Facility. Added collateral value will become available during 1997 as existing developments in progress are completed and become operational. This should allow the Company to meet the funding requirements currently contemplated under the Credit Facility to complete its planned developments in progress by either (a) increasing the facility's current commitment, subject to agreement with the existing lenders, or (b) releasing certain collateralized assets from the facility for use in securing additional third party debt. The Company and its lenders are negotiating to effect an increase in amount and extension of maturity in the Credit Facility prior to its maturity date of December 31, 1997.

While the Company currently intends to continue to use the Credit Facility as its primary source of development financing, it may in the future use additional third party debt, unsecured public debt, cash flow from operations, and other sources of debt or equity to fund acquisitions and development costs, or to refinance the Credit Facility before maturity if the Company and its lenders are unable to reach agreement on an extension of the maturity date. With respect to its development properties, the Company intends to fund interest payments through additional draws on the various loan sources until such properties are completed and begin to provide sufficient income to satisfy debt service requirements and operating expenses.

The Company believes that the presentation of funds from operations, as hereinafter defined, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of the Company's performance. However, funds from operations does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to the Company, nor should it be considered as an alternative to net income as an indicator of operating performance. The Company calculates funds from operations in accordance with the definition approved by the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) in March 1995 which defines funds from operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.

The Company believes that presentation of funds from operations provides investors with an industry accepted measurement which helps facilitate understanding of the Company's ability to meet required dividend payments, capital expenditures, and principal payments on its debt. Although the Company calculates funds from operations in accordance with the NAREIT approved definition, there can be no assurance that the Company's basis for computing funds from operations is comparable with that of other real estate investment trusts. Computed in accordance with the definition described above, funds from operations for the three months ended March 31, 1997, and 1996 was approximately $6.3 million and $5.1 million, respectively. The Company's net cash flows from its operating, investing, and financing activities were ($328,000) and approximately ($1.3 million) for the three months ended March 31, 1997, and 1996, respectively. More information with respect to the Company's funds from operations is shown in the table below (in thousands). Refer also to the Company's financial statements included elsewhere in this Form 10-Q.





                                          Three months ended March 31,
                                                  1997            1996
                                        -------------------------------
Net income                                     $  3,332        $  2,696
Depreciation of real estate assets                2,884           2,361
Amortization of tenant allowances and
 capitalized leasing costs                           39              49
                                               --------        --------

Funds from operations                          $  6,255        $  5,106
                                               ========        ========

Net cash used in operating activities          $   (797)       $ (3,075)
Net cash used in investing activities           (24,639)        (18,316)
Net cash provided by financing
 activities                                      25,108          20,045
                                               --------        --------

Net decrease in cash and cash
 equivalents                                   $   (328)       $ (1,346)
                                               ========        ========


RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contain certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations which involve a number of risks and uncertainties, including, but not limited to, risks due to the market concentration of the Company's properties in Dallas, Texas, and particularly the Uptown District; risks associated with the acquisition, construction and development of multifamily residential properties, including the risk of oversupply of units or a reduction in demand for apartment units, risks associated with delays in construction and lease-up, cost overruns, and risks that the Company's acquisition and development properties will fail to perform as expected; and real estate financing risks such as availability of debt or equity financing in the future and the risk of increasing rates for such financing as well as other risks listed from time to time in the Company's reports filed with the SEC.

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

ITEM 2. CHANGES IN SECURITIES

Pursuant to the Company's Credit Facility, the Company is prohibited from paying or declaring dividends in excess of the sum of 90% of the Company's funds from operations (as defined herein) and net taxable gains realized by the Company in each year from property sales. This restriction has not, to date, affected the distributions declared or payable to shareholders nor does the Company anticipate that this restriction will affect the distributions payable to shareholders in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits



   EXHIBIT
     NO.                           DESCRIPTION
   ----------                      ------------

    3.1       --Amended and Restated Declaration of Trust of the Company (9)
    3.2       --Bylaws of the Company (9)
    4.1       --Form of certificate representing common shares of beneficial interest, par value $.01 per share, of the Company (3)
   10.1       --Form of Registration Rights Agreement among the Company and the persons named therein (1)
   10.4+      --Employment Agreement between the Company and Richard L. Bloch
                (15)
   10.5+*     --Amendment No. 1 to Employment Agreement between the Company and
                Richard L. Bloch
   10.6+      --Employment Agreement between the Company and Robert L. Shaw (15)
   10.7+*     --Amendment No. 1 to Employment Agreement between the Company and
                Robert L. Shaw
   10.8+      --Employment Agreement between the Company and Will Cureton (15)
   10.9+*     --Amendment No. 1 to Employment Agreement between the Company and
                Will Cureton
   10.10+     --Employment Agreement between the Company and Richard R. Reupke
                (15)
   10.11+     --Employment Agreement between the Company and Thomas L. Wilkes
                (15)
   10.12+     --Employment Agreement between the Company and J. Michael Lewis
                (15)
   10.13+     --Employment Agreement between the Company and Arthur E. Lomenick
                (15)
   10.14+     --Employment Agreement between the Company and James F. Duffy (15)
   10.15      --Form of Indemnification and Trust Managers (1) Agreement by and
                between the Company and its executive officers and Trust Managers (1)

   10.16      --Fourth Amendment to Systems Corporation Master Lease Agreement
                pertaining to Windhaven between the Company and Village (6) Electronic Data
   10.17      --Lease Agreement between the Company and Madison Office Building,
                Inc. pertaining to the Madison Office Building (2)
   10.18*     --Fifth and Sixth Amendments to Lease Agreement between the
                Company and Utah State Retirement Investment Fund.
   10.19+     --Columbus Realty Trust 1993 Share Bonus Plan (4)
   10.20+     --Columbus Realty Trust 1993 Share Option Plan (4)
   10.21      --Second Amended and NA, Bank United of agent for the Banks (8)
                Restated Loan Agreement Texas FSB, Comerica between the Company, Bank Bank-Texas and Bank One, Texas, One, Texas NA, as
   10.22      --First Modification to the Company, Bank One, Advisors Funding,
                and Bank One, Second Amended and Restated Texas, NA, Bank United Incorporated, Texas Texas NA, as Loan Agreement between the of Texas FSB, Wells Commerce Bank NA, agent for the Fargo Realty Comerica Bank - Texas, Banks (14)
   10.23      --Second Modification to the Company, Bank One, Advisors Funding,
                and Bank One, the Second Amended and Texas, NA, Bank United Incorporated, Texas Texas NA, as Restated Loan Agreement of Texas FSB, Wells Commerce Bank NA, agent for the between Fargo Realty Comerica Bank - Texas, Banks (14)
   10.24      --$50,000,000 Mortgage Note Company (14) between the Company and
                Nationwide Life Insurance
   10.25      --Form of Assignment of Limited Partnership Interests (1)
   10.26      --Form of Waiver and Contribution Agreement (3)
   10.27+     --Columbus Realty Trust 401(k) Plan and Trust (5)
   10.28      --Columbus Realty Trust Amended and Restated Dividend Reinvestment
                and Share Purchase Plan (7)
   10.29+     --Columbus Realty Trust Share Bonus Plan (No. 2) (8)
   10.30+     --Columbus Realty Trust Employee Stock Purchase Plan (10)
   10.31+     --Columbus Realty Trust Long Term Management Incentive Plan (11)
   10.32+     --Columbus Realty Trust Long Term Employee Incentive Plan (12)
   10.33      --Form of Long Term Equivalent Award Shaw and Will Cureton.
                Management Incentive Plan Agreement by and (15) Performance - Based Stock between the Company and and Dividend Richard Bloch, Robert L.
   10.34      --Third Modification to the Second Amended and Restated Texas
                N.A., Bank United Loan Agreement between Company, Bank One, the of Texas FSB, Wells Fargo Realty Advisors Funding Bank One, Texas N.A., Incorporated, Texas Commerce Bank N.A., Comerica Bank-Texas, and as agent for the Banks. (15)
   10.35*     --$15,000,000 Promissory Note and Extension Agreement between The
                Company and Bank One, Texas, N.A.
   11         --Statement regarding computation of net income per common share
                (13)

   27.1*      --Financial Data Schedule

----------------------------------

      +  Management Contract or Compensatory Plan or Arrangement
      *  Filed herewith

     (1) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) filed with the November 26, 1993 and incorporated herein by Securities and Exchange Commission on reference.
     (2) Previously filed with Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) filed with the December 13, 1993 and incorporated herein by Securities and Exchange Commission on reference.
     (3) Previously filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) Commission on December 23, 1993 and incorporated filed with the Securities and Exchange herein by reference.

     (4) Previously filed with the Company's Registration Statement on Form S-11 (Registration No. 33- 80544) filed with the Securities and Exchange Commission on June 21, 1994 and incorporated herein by reference.
     (5) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-80544) filed with the Securities and Exchange Commission on June 30, 1994 and incorporated herein by reference.
     (6) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 33-88672) filed with the Securities and Exchange Commission on January 30, 1995 and incorporated herein by reference.
     (7) Previously filed with Post Effective Amendment to the Company's Registration Statement on Form S-3 (Registration No. 33-90146) filed with the Securities Exchange Commission on and September 28, 1995 and incorporated herein by reference.
     (8) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 33-90492) filed with the Securities and Exchange Commission on March 21, 1995 and incorporated herein by reference.
     (9) Previously filed with the Company's Registration Statement on Form S-3 (Registration No. 333-09775) filed with the Securities and Exchange Commission on August 8, 1996 and incorporated herein by reference.
    (10) Previously filed with the Company's Registration Statement on Post Effective Amendment No. 1 to Form S-8 (Registration No. 33-94798) on filed with the Securities and Exchange Commission by August 28, 1995 and incorporated herein reference.
    (11) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 333-02276) filed with the Securities and Exchange Commission on March 12, 1996 and incorporated herein by reference.
    (12) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 333-22307) filed with the Securities and Exchange Commission on February 25, 1997 and incorporated herein by reference.
    (13) Incorporated by reference to Note 4 of Item 1 - Financial Statements of this Form 10-Q.
    (14) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
    (15) Previously filed with The Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    (b) Reports on Form 8-K - None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLUMBUS REALTY TRUST
(Registrant)



/s/ Robert L. Shaw
------------------------------------            ------------------------
Robert L. Shaw                                  Date
Chief Executive Officer and Trust Manager
(Principal Executive Officer)


/s/ Richard R. Reupke
-----------------------------------             ------------------------
Richard R. Reupke                               Date
Chief Financial Officer
(Principal Financial and Accounting
 Officer)


----------------------------