Form 10-K405/A
period 1996-12-31
COLUMBUS REALTY TRUST
filed 1997-05-28
CIK 913602

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission File Number 001-12684
                             COLUMBUS REALTY TRUST
            (Exact Name of Registrant as Specified in its Charter)


             TEXAS
(State or other jurisdiction of                      75-2509086
 incorporation or organization)          (I.R.S. Employer Identification Number)

     15851 DALLAS PARKWAY, SUITE 855
         DALLAS, TEXAS 75248
(Address of Principal Executive Offices)

     (Registrant's Telephone Number, Including Area Code): (972) 387-1492

          Securities registered pursuant to Section 12(b) of the Act:


        Title of each class:         Name of each exchange on which registered.
        --------------------         ------------------------------------------
    COMMON SHARES OF BENEFICIAL                NEW YORK STOCK EXCHANGE
     INTEREST ,$0.01 PAR VALUE

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

                            DEVELOPMENT PROPERTIES
                            ----------------------

                                                           Estimated Total     Actual or Estimated
          Property           Location      No. of Units  Cost (millions)(1)        Completion
          --------         -----------     ------------  ------------------    -------------------
Completed during 1996
---------------------
The Abbey                    Dallas, TX               34           $  4.8            Apr, 1996
Hackberry II                 Dallas, TX              192             11.1            Apr, 1996
The Vineyard                 Dallas, TX              116              8.3            May, 1996
Winsted Village              Dallas, TX              314             18.6            Aug, 1996
Columbus Square              Dallas, TX              218             20.4           Sept, 1996
                                                   -----           ------
                                                     874             63.2
Under construction
------------------
Columbus Shore               Dallas, TX              503             40.5                 1997
Addison Circle One           Dallas, TX              460             32.1                 1997
Columbus Pointe             Jackson, MS              240             11.9                 1997
Cole's Corner                Dallas, TX              186             14.2                 1997
The Rice Hotel              Houston, TX              317             33.3                 1997
The Heights of State
   -Thomas                   Dallas, TX              196             16.6                 1998
                                                   -----           ------
                                                   1,902            148.6
Acquired Sites
--------------
Block 580 - Uptown           Dallas, TX              346             23.5                   (2)
                                                   -----           ------
Grand Totals                                       3,122           $235.3
                                                   =====           ======

-----------------
     (1) Includes land cost which is classified separately in the Company's financial statements.
     (2) Commencement and completion dates of construction have not yet been determined.

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

     COMPETITION.  All of the Company's multifamily residential properties are
     -----------
located in developed areas that include other competitive apartment community properties, and eight of the residential properties as well as two of the Development Properties under construction are located within a one-mile radius in the Uptown District of Dallas. Other developers have constructed and may construct additional multifamily residential properties in the Company's markets which compete with the Company's properties and which may result in increased competition in certain of the Company's markets. In addition, the Company competes with other REITS as well as other real estate owners and developers with respect to the acquisition of land for development and the acquisition of existing multifamily properties. The Company may compete with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and Trust Managers. Similar competitive conditions exist with respect to the industrial and retail properties. In addition, single-family housing and other forms of multifamily residential properties provide housing alternatives to potential tenants of upscale apartment communities.

     AMERICANS WITH DISABILITIES ACT.  The Properties and any newly acquired or
     -------------------------------
developed properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Properties where such removal is readily achievable. The ADA does not, however, consider residential apartment properties to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company's results of operations could be adversely affected.

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

     TAX STATUS.  The Company has made an election to be taxed as a real estate
     ----------
investment trust under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending
December 31, 1993. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

ITEM 2.  PROPERTIES

     As of March 6, 1997, the Company owned 37 total properties: 27 completed multifamily residential properties (the "Residential Properties"), two industrial properties, one retail property, six multifamily development sites in various stages of construction (collectively, the "Properties"), and one acquired site for future development. The Properties are owned by the Company in fee simple, and are encumbered as follows: twenty-six properties (seventeen multifamily residential, two industrial, one retail, five projects under construction, and the development site) are subject to a first lien deed of trust securing the Credit Facility, nine multifamily properties are subject to a first lien deed of trust securing a mortgage held by Nationwide Life Insurance Company ("Nationwide"), one multifamily residential property is subject to a first lien deed of trust securing a loan from another third party, and one project currently under construction is encumbered by a development and construction loan payable to Wells Fargo Realty Advisors. The Company believes all of the Properties are adequately insured in accordance with industry standards and lender requirements.

RESIDENTIAL PROPERTIES

     The Residential Properties as of March 6, 1997, consist of multifamily communities in the following submarkets, as defined by the Company:

      Submarket         Properties  # of Units  % of Total
----------------------  ----------  ----------  -----------
Uptown District                  9       1,646        29.6%
White Rock                       2         522         9.4
North Dallas                     5       1,201        21.6
DFW/Las Colinas                  8       1,453        26.1
Jackson, Mississippi             3         742        13.3
                                --       -----       -----

                                27       5,564       100.0%
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

RESIDENTIAL PROPERTY INFORMATION

     The following table presents general information concerning the Residential
Properties:

                                          YEAR                           AVG.       CURRENT        1996          1996
                                        COMPLETED    NO.                 UNIT       MARKET        RENT            ECO
                             LOCATION    OR TO BE    OF      SQ. FT.     SIZE      RENT/UNIT    COLLECTED         OCC
     PROPERTY                   (1)     COMPLETED    UNITS     (2)     (SQ. FT.)      (3)      PER UNIT(4)        (5)
-----------------------------------------------------------------------------------------------------------------------
Completed Properties:
The Meridian                  Dallas          1991     132    105,314        798     $1,015        $  948       96.0%
The Worthington               Dallas          1993     332    271,484        818      1,064           977       96.9
The Vintage                   Dallas          1993     160    124,909        781        817           741       96.8
The Rock                      Dallas          1988     208    137,120        659        649           625       95.2
Windhaven Village (6)         Dallas          1991     474    391,190        825        528           462      100.0
Parkway Village Villas        Dallas          1986     136    177,831      1,308      1,101         1,046       96.2
Springstead Condos (7)        Dallas          1983      66     76,236      1,155        891           861       91.4
Reflections on McCallum       Dallas          1986     198    157,786        797        641           623       93.1
Town Lake (9)                 Dallas          1987     238    207,553        872        697           670       94.4
The Parks (9)                 Dallas          1986     160    138,430        865        697           670       94.4
Villas at Valley Ranch (7)    Dallas          1985      54     70,014      1,297      1,175         1,133       95.8
Ascension Point (7)           Dallas          1985      79     73,699        933        801           767       94.3
Ascension Point II            Dallas          1995      86     79,676        926        801           814       89.7
The Trace (10)               Jackson, MS      1989     282    207,266        735        562           548       96.5
The Trace II (10)            Jackson, MS      1995     204    149,212        731        562           548       96.5
The Residences                Dallas          1986     196    146,828        749        952           910       96.4
Lakeshore                     Dallas          1988     404    382,588        947        877           881       94.8
Lakeside Village              Dallas          1986     327    258,727        791        768           739       96.1
Hackberry Creek               Dallas          1988     240    204,384        852        777           714       93.9
Hackberry Creek II (8)        Dallas          1996     192    169,380        882        777           768       95.5
The Mark                     Jackson, MS      1984     256    253,032        988        595           583       94.6
Uptown Village                Dallas          1995     300    229,971        767        799           740       97.1
The Abbey (8)                 Dallas          1996      34     43,384      1,276      1,775         1,604       95.7
The Vineyard (8)              Dallas          1996     116     84,485        728        819           794       93.2
Winsted Village (8)           Dallas          1996     314    228,473        728        677           655       94.6
Columbus Square (8)           Dallas          1996     218    187,722        861      1,038         1,005       94.6
The Commons (11)              Dallas          1985     158    101,977        645        685           N/A        N/A
                                                     -----  ---------      -----     ------        ------      -----

Subtotals/Averages-Completed     (27 properties)     5,564  4,658,671        837     $  783        $  735       95.6%

Development Properties-under construction:
Addison Circle One            Dallas          1997     460    412,340        896        N/A           N/A        N/A
Columbus Shore                Dallas          1997     503    398,998        793        N/A           N/A        N/A
Columbus Pointe              Jackson, MS      1997     240    191,015        796        N/A           N/A        N/A
Cole's Corner                 Dallas          1997     186    148,133        796        N/A           N/A        N/A
The Rice Hotel               Houston          1997     317    318,877      1,006        N/A           N/A        N/A
Heights of State-Thomas       Dallas          1998     196    159,897        816        N/A           N/A        N/A
                                                     -----  ---------      -----     ------        ------      -----

Subtotals/Averages-Development   (6 properties)      1,902  1,629,260        857        N/A           N/A        N/A
                                                     -----  ---------      -----     ------        ------      -----

Totals/Averages                  (33 properties)     7,466  6,287,931        842        N/A           N/A        N/A
                                                     =====  =========      =====     ======        ======      =====


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

     None.

                                    Part II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

     The Company's common shares were listed and began trading on the New York Stock Exchange on December 22, 1993 under the symbol "CLB". The following table sets forth the quarterly high and low sales prices per share as reported on the New York Stock Exchange and the dividends the Company declared and paid for each quarter during 1995 and 1996:

   Quarter Ended       High    Low    Dividend per share
--------------------  ------  ------  ------------------
March 31, 1995        18-7/8      16              $0.375
June 30, 1995             20  17-5/8               0.375
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

     The Company presently expects to continue to pay comparable quarterly dividends in the foreseeable future. The amount of such dividends will be determined, based in part, on the Company's net income and funds from operations, which will be impacted by several variables, including interest rates and the overall performance of the Properties and the Development Properties. In establishing and declaring future dividend payments, the Company and its Board of Trust Managers will also evaluate, in addition to the Company's net income and funds from operations, the distribution requirements under the REIT provisions of the Internal Revenue Code, and any other factors deemed relevant to such declaration, including general economic conditions. Additionally, the Credit Facility contains certain covenants which may, in some circumstances, restrict the Company's ability to distribute cash to its shareholders. These covenants include a specific requirement that no more than 90% of funds from operations may be distributed as dividends related to each calendar year after December 31, 1994. For the year ended December 31, 1996, the Company distributed approximately 94% of its cash available for distribution to its shareholders, such distributions representing 86% of its funds from operations.

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

                 SELECTED FINANCIAL AND OPERATING INFORMATION
                COLUMBUS REALTY TRUST AND PREDECESSORS COMBINED
            (in thousands, except share and per share information)

                                                                      Columbus      Columbus
                                                                    Realty Trust     Realty
                                                                    Consolidated     Trust
                                                                     Pro Forma      October        Columbus Realty Trust
                                                                     (1) Year       12, 1993              and
                                                                       Ended         through       Predecessors Combined
                                Columbus Realty Trust, Historical    December 31,    December      Historical Year Ended
                                     Year Ended December 31,                           31,             December 31,
                             --------------------------------------------------------------------------------------------
                                 1996          1995         1994        1993          1993        1993 (2)     1992 (2)
                             ------------  ------------  ----------  -----------  -------------  ----------  ------------
OPERATING DATA:
Revenues:
    Rental                    $    45,910   $    39,023  $   28,963   $   19,365     $      182   $ 19,365    $ 16,220
    Property management               298           479         640          453              5        453         482
    Interest and other              2,322         1,749       1,278          905              1        846         882
                              --------------------------------------------------------------------------------------------
      Total revenues               48,530        41,251      30,881       20,723            188     20,664      17,584
Operating expenses:
    Property operating and
     maintenance (3)               12,459        10,118       7,526        5,757             20      5,757       4,613
    General and
     administrative (4)             5,979         5,362       4,612        3,410             21      3,183       2,694
    Interest                        7,884         5,596       2,848          825              9      7,795       6,520
    Interest related to
     amortization
     of deferred financing
     costs                            393           515         474          428              4        357         102
    Depreciation and
     amortization                  10,603         9,232       6,660        4,706             48      4,335       3,333
                              --------------------------------------------------------------------------------------------
Total expenses                     37,318        30,823      22,120       15,126            102     21,427      17,262
Gain on sale of  real
 estate                               246             -           -            -              -          -           -
                              ---------------------------------------------------------------------------------------------
Net income (loss) before
 extraordinary item           $    11,458   $    10,428  $    8,761   $    5,597     $       86   $   (763)   $    322
Net income per common
 share    (primary and
 fully diluted)                      $.94          $.90        $.89         $.66           $.01          -           -
Dividends per  common share         $1.56         $1.50      $1.502            -              -          -           -
Weighted average number of
 common  shares
 outstanding:
Primary                        12,099,291    11,536,110   9,832,417    8,500,084      8,500,084          -           -
Fully diluted                  12,142,069    11,556,269   9,845,759    8,500,084      8,500,084          -           -

-----------------------------------------------------------------------------------------------------------------------------


                                                                                               Predecessors Combined
                                            Columbus Realty Trust                                   Historical
                                                December 31,                             December 28,       December 31,
                              --------------------------------------------------         -------------------------------
                                  1996          1995        1994         1993             1993 (2)                1992 (2)
                              -----------   -----------  ----------   ----------         --------                --------
BALANCE SHEET DATA:
Real estate, before
 accumulated
   depreciation               $   399,813   $   335,046  $  267,786   $  158,946         $133,491                $124,249
Total assets                      374,576       320,976     253,370      149,681          122,619                 116,898
Total debt                        179,855       145,492      79,324       28,063          101,836                 104,842
Shareholders'/owners'             180,078       156,827     161,859      115,460           15,417                   6,018
 equity

            SELECTED HISTORICAL FINANCIAL AND OPERATING INFORMATION
                              THE COLUMBUS GROUP
                                (in thousands)


                                                 Period Ended    Year Ended
                                                 December 28,    December 31,
                                                    1993            1992
                                                -----------------------------
OPERATING DATA:
Revenues:
Rental                                             $11,331        $ 8,103
Property management                                    253            254
Interest and other                                     265            222
                                                   -------        -------
Total revenues                                      11,849          8,579

Operating expenses:
   Property operating and maintenance                3,078          2,000
    (3)
   General and administrative (4)                    1,896          1,383
   Interest                                          4,960          3,765
   Interest related to amortization  of                201            102
    deferred financing costs
   Depreciation and amortization                     2,776          1,864
                                                   -------        -------
Total expenses                                      12,911          9,114

Net loss                                           $(1,062)       $  (535)

-----------------------------------------------------------------------------
                                                December 28,    December 31,
                                                    1993            1992
                                                -----------------------------
BALANCE SHEET DATA:
Real estate, before accumulated
 depreciation                                     $81,996         $73,490
Total assets                                       75,429          69,741
Total debt                                         67,432          58,177
Owners' equity                                     4,281            7,258

            SELECTED HISTORICAL FINANCIAL AND OPERATING INFORMATION
                               THE TEXANA GROUP
                                (in thousands)



                                          Period Ended   Year Ended
                                          December 28,  December 31,
                                              1993          1992
                                          --------------------------
OPERATING DATA:
Revenues:
   Rental                                      $ 7,852       $ 8,117
   Property management                             194           228
   Interest and other                              580           660
                                               -------       -------
      Total revenues                             8,626         9,005

Operating expenses:
   Property operating and maintenance            2,659         2,613
    (3)
   General and administrative (4)                1,266         1,311
   Interest                                      2,826         2,755
   Interest related to amortization  of            152             -
    deferred financing costs
   Depreciation and amortization                 1,511         1,469
                                               -------       -------
Total expenses                                   8,414         8,148

Net income before extraordinary item           $   212       $   857

--------------------------------------------------------------------

                                          December 28,  December 31,
                                              1993          1992
                                          --------------------------
BALANCE SHEET DATA:

Real estate, before accumulated
 depreciation                                  $51,495       $50,759
Total assets                                    47,190        47,157
Total debt                                      34,404        46,665
Owners' equity (deficit)                        11,136        (1,240)


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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

     The Company's net income increased approximately $1.0 million to approximately $11.5 million or $0.94 per common share for the year ended December 31, 1996, compared with net income of approximately $10.4 million or $0.90 per common share for the year ended December 31, 1995, primarily as a result of operations from the multifamily construction projects which were completed and leased during 1995 and 1996. Included in net income for the year ended December 31, 1996, is a net gain of $246,000 from the sale of condominium units at one of the Company's properties.

     Revenues from all sources totaled approximately $48.5 million in the year ended December 31, 1996, compared with total revenues of approximately $41.3 million in the year ended December 31, 1995. Rental revenues totaled approximately $45.9 million during the year ended December 31, 1996, an increase of approximately $6.9 million or 17.7% over rental revenues of approximately $39.0 million in the previous year. During 1996 the Company received approximately $5.9 million of additional rental income from the multifamily development projects completed and leased in 1995 and 1996. Rental revenues increased approximately $1.2 million due to rental rate increases at the Company's stabilized properties operating for both twelve month periods ended December 31. Rental revenues includes $12,000 and $15,000 of deferred rental income in the years ended December 31, 1996 and 1995, respectively. Property management income decreased $181,000 or 37.8% from 1995 due to a decrease in apartment units and retail space managed for third-party owners. Interest and other revenues increased $573,000 or 32.8% in 1996 over 1995 primarily due to increased other income from the properties, including the incremental increase in other income from the recently completed development projects, increased yields earned on invested funds, and a $50,000 nonrecurring marketing commission earned pursuant to the sale of a commercial property formerly managed for an affiliate of the Company.

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

     General and administrative expenses incurred for the Company's corporate activities increased $16,000 or approximately 1% in 1996. Higher personnel, administrative, and investor communications costs were offset by lower travel, franchise tax, and insurance costs. During the years ended December 31, 1996, and 1995, the Company awarded restricted common shares to certain of its executive officers who elected to forego cash-based compensation, and to certain of its executive officers and employees as bonuses as more fully described in the notes to financial statements included elsewhere in this Form 10-K. As a result, the Company did not recognize compensation expense which would have been recognized in 1996 and 1995 if such compensation and bonuses had been paid without restrictions. However, the Company amortized a portion of the restricted share awards as compensation and bonus expense over three year periods from the dates of the respective grants to the extent such amortization is allocable to operations. Accordingly, during the years ended December 31, 1996, and 1995, the Company recognized compensation expense for amortization of restricted common share awards of $233,000 and $134,000, respectively. If the Company continues to recognize such amortization attributable to the common share awards granted in 1995 and 1996 on the same basis as that used in the year ended December 31, 1996, approximately $274,000, $207,000, and $42,000 of such amortization expense will be included in operations in the years ended December 31, 1997, 1998, and 1999, respectively. In March 1997, the Company granted similar restricted common share awards to certain executive officers and employees. If allocated on a basis comparable to those granted in 1996, approximately $161,000, $214,000, $214,000, and $53,000 of amortization attributable to operations will be recognized in the years ended December 31, 1997, 1998, 1999, and 2000, respectively.

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



                                        Stabilized Properties (1)     Acquisition Property (2)             Totals
                                        ----------------------------------------------------------------------------------
                                            Amount      Per Unit         Amount       Per Unit       Amount       Per Unit
                                        --------------  ---------     ----------     ---------     ---------      --------
                                        (in thousands)              (in thousands)               (in thousands)
Multifamily residential properties
----------------------------------
Recurring expenditures
 Floor coverings                                $  175     $ 35.97            $ 19   $  116.85       $  194        $ 38.55
 Appliances                                         16        3.28              25      159.01           41           8.24
 Exterior repairs                                  701      144.41              25      155.23          726         144.76
 Furniture, fixtures, & equipment                  203       41.73             118      737.43          321          63.92
 Other                                              63       12.88               3       16.54           66          12.99
                                         -------------   ---------         -------   ---------      -------        -------
Subtotal - recurring                             1,158      238.27             190    1,185.06        1,348         268.46
Revenue generating                                  93       19.25               -           -           93          18.64
Major renovations                                  503      103.48             168    1,055.15          671         133.83
                                         -------------   ---------          ------   ---------      -------        -------
Total multifamily residential                   $1,754     $361.00            $358   $2,240.21        2,112        $420.93
                                         =============   =========          ======   =========                     =======

Industrial and retail properties (3)                                                                         Per Sq. Ft.
--------------------------------------                                                                             -------
Tenant improvements                                                                                     208        $  0.40
Commissions                                                                                              34            .07
Other                                                                                                    91            .17
                                                                                                     ------        -------
Total industrial and retail                                                                             333        $  0.64
                                                                                                                   =======
Corporate purchases of furniture, fixtures, and equipment                                                81
                                                                                                     ------
Total                                                                                                 2,526
                                                                                                     ======

-----------------------------------
(1) Multifamily residential properties owned for one year or more as of January 1, 1996, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 29, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units during the year ended December 31, 1996, was 4,857.
(2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1996. Per unit computations are based on 160 units.
(3) Total leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.

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

CASH FLOW ANALYSIS

     The Company's activities resulted in a net decrease in cash and cash equivalents of approximately $8.1 million in the year ended December 31, 1996, compared with a net increase in cash and cash equivalents of approximately $6.3 million in the previous year ended December 31, 1995. Cash inflows from the Company's operating activities totaled approximately $19.4 million in 1996, compared with approximately $22.4 million provided by operations in the year ended December 31, 1995. The Company's investing activities in the year ended December 31, 1996, totaled approximately $67.8 million compared with approximately $64.9 million in the prior year. The Company's investment of approximately $68.2 for development of and improvements to its real estate portfolio was previously described in the discussion of the results of operations for the year ended December 31, 1996. The sale of six condominium units at one of the Company's properties provided $520,000 in the year ended December 31, 1996, partially offset by $84,000 used for additions to escrow accounts. During the year ended December 31, 1995, the Company invested approximately $64.9 million in its real estate portfolio. The components of these investments were approximately $54.3 million invested in properties under development and construction during the year, approximately $6.6 million for acquisitions of existing multifamily properties, and approximately $4.0 million for improvements to the operating portfolio, purchases of furniture and equipment and additions to escrow accounts.

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

Funds from Operations
---------------------

     The Company believes that the presentation of funds from operations as hereinafter defined, when considered with financial data determined in accordance with generally accepted accounting principles, provides a useful measure of the Company's performance. However, funds from operations does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to the Company, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") initially adopted a resolution defining funds from operations as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT approved for adoption a "White Paper on Funds from Operations," which modified the definition of funds from operations to limit adjustments for depreciation and amortization to those related specifically to real estate investments, and made further recommendations for disclosures intended to enhance the comparability and usefulness of the operating data. In accordance with NAREIT's recommendation, the Company implemented the modified NAREIT definition beginning in 1996.

     The Company believes that presentation of funds from operations provides investors with an industry accepted measurement which helps facilitate understanding of the Company's ability to meet required dividend payments, capital expenditures, and principal payments on its debt. Additionally, the Company believes funds from operations should be disclosed in conjunction with net income (or loss) and cash flows from operating, investing, and financing activities determined in accordance with generally accepted accounting principles. Although the Company calculates funds from operations in accordance with the NAREIT approved definition, there can be no assurance that the Company's basis for computing funds from operations is comparable with that of other real estate investment trusts. Computed in accordance with the modified definition as described above, funds from operations for the years ended December 31,

1996, 1995 and 1994, was approximately $21.9 million, $19.5 million and $15.6 million, respectively. The Company's net cash flows from its operating, investing, and financing activities were approximately ($8.1 million), approximately $6.3 million, and $465,000, for the years ended December 31, 1996, 1995, and 1994, respectively. More information with respect to the Company's funds from operations is shown in the table below (in thousands). Refer to the Company's financial statements included elsewhere in this Form 10-K.


                                              Years ended December 31,
                                            1996       1995        1994
                                          -------------------------------
Net income                                $ 11,458   $ 10,428   $   8,761
Depreciation of real estate assets          10,257      8,828       6,443
Amortization of tenant allowances and          206        194         111
 capitalized leasing costs
Non-cash compensation expense                    -          -         245
                                          --------   --------   ---------
Funds from operations, as adjusted        $ 21,921   $ 19,450   $  15,560
                                          ========   ========   =========

Net cash provided by operating            $ 19,417   $ 22,423   $  19,520
 activities
Net cash used in investing activities      (67,777)   (64,937)   (109,440)
Net cash provided by financing              40,247     48,764      90,385
 activities                               --------   --------   ---------
Net (decrease) increase in cash and       $ (8,113)  $  6,250   $     465
 cash   equivalents                       ========   ========   =========

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

     The following is a biographical summary of the experience of the executive officers and Trust Managers of the Company:

     Richard L. Bloch,  age 67, has been Chairman of the Board of Trust Managers
     ----------------
and a Trust Manager since October 1993 and is a member of the Executive Committee. Mr. Bloch has served as a Director of City National Bank of Beverly Hills and its holding company, City National Bank Corporation, since 1976 and of Cantel Corporation since 1988. Mr. Bloch served as a Director of Data Broadcasting Corporation from 1993 through 1995. He served as Chairman of the Board and Chief Executive Officer of Filmways, Inc. and Chairman of the Board of two of its principal subsidiaries, Union Fidelity Insurance and Grossett & Dunlap, Inc., from 1976 through 1982, and as a member of the board of directors of Glenayre Technology (formerly known as NuWest Corporation) from 1987 through 1992. He is a co-founder and former principal owner of the Phoenix Suns NBA basketball team and one of the former owners of the NBC-affiliated KVOA television station in Tucson, Arizona. Mr. Bloch's real estate experience includes co-developing and/or owning the Gulf & Western Building in New York City, a Hyatt Hotel in Los Angeles, the Transamerica Building in Tucson and several IBM and Allstate Insurance facilities.

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

     Will Cureton,  age 46, has been Chief Operating Officer of the Company and
     ------------
a Trust Manager since its inception, and is a member of the Executive Committee. Prior to the formation of the Company, from 1987 until December 1993, Mr. Cureton served as President and Chief Executive Officer of Texana and certain of its affiliates (the "Texana Group"), which were merged into the Company pursuant to the Initial Public Offering. Prior to his affiliation with the Texana Group, Mr. Cureton was Vice President and Chief Operating Officer of The DicoGroup, Inc., a Dallas-based oil and gas and real estate company, from 1981 through 1988. Prior to his association with The DicoGroup, Mr. Cureton joined Coopers & Lybrand in 1974 as a Certified Public Accountant where he served as real estate coordinator and audit manager for the Dallas office until 1981. He is a member of the Real Estate Council and the National Association of Real Estate Investment Trusts. Mr. Cureton has been on the Board of Directors of the East Texas State University Athletic Association since 1989. He also serves on the ETSU Foundation Board and its Capital Campaign Steering Committee.

     Roger T. Staubach,  age 55, has been a Trust Manager of the Company since
     -----------------
December 1993 and is a member of the Audit Committee. Mr. Staubach is Chairman and Chief Executive Officer of The Staubach Company, an integrated real estate company providing services related to office, industrial and retail real estate with a commitment to represent only the real estate user, which he formed in 1977. He is also a director of a number of affiliates and subsidiaries of The Staubach Company, and serves as president of several of these entities. Mr. Staubach is a director of Halliburton Company, Brinker International, and First USA, Inc. and a trustee of American AAdvantage Funds. Mr. Staubach was quarterback for the Dallas Cowboys professional football team from 1969 through 1979.

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

     Richard R. Reupke,  age 41, is Chief Financial Officer and Secretary of the
     -----------------
Company, positions he has held since October 1993. From October 1993 to August 1994, Mr. Reupke also served as Treasurer of the Company. Since June 1994, he has served as Secretary of CMSI, a wholly owned subsidiary of the Company. From August 1988 to December 1993, Mr. Reupke served as Vice President -- Finance of Texana RAT II Associates, Inc. where he had primary responsibility for all accounting functions. Prior to his affiliation with the Texana Group, Mr. Reupke was Controller for NOVA Properties Co., Controller for Dale C. Bullough & Associates and Regional Controller for Genex Homes, Inc. He is a member of the Apartment Association of Greater Dallas, the Apartment Association of Tarrant County, and BOMA (Building Owners and Managers Association).

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

     Arthur E. Lomenick,  age 41, has been a Senior Vice President of the
     ------------------
Company since October 1994 and was Vice President from October 1993 to October 1994. Previously, Mr. Lomenick served as Vice President, Investments, for Memphis Real Estate since January 1993. Prior thereto, Mr. Lomenick was Executive Vice President of Wolverine Investment Services, a division of The Staubach Company, from August 1992 to January 1993. Mr. Lomenick served as Vice President of The Staubach Company from February 1990 through August 1992, and as Vice President of divisions of The Staubach Company from 1986 through February 1990. Mr. Lomenick serves on the boards of directors of the Dallas Visual Arts Center, the Dallas Arts District Association, and the Oaklawn Forum. He is also a member of the International Downtown Association (IDA), the Urban Land Institute (ULI), serving on its Gold Flight Housing Committee, and the Congress of the New Urbanism.

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

       (2) Exhibits:


EXHIBIT
  NO.             DESCRIPTION
-------           ------------
  3.1   --Amended and Restated Declaration of Trust of the Company (9)
  3.2   --Bylaws of the Company (9)
  4.1 --Form of certificate representing common shares of beneficial interest, par value $.01 per share, of the Company (3)
 10.1 --Form of Registration Rights Agreement among the Company and the persons named therein (1)
 10.4+ --Employment Agreement between the Company and Richard L. Bloch (15) 10.5+ --Employment Agreement between the Company and Robert L. Shaw (15) 10.6+ --Employment Agreement between the Company and Will Cureton (15)
 10.7+ --Employment Agreement between the Company and Richard R. Reupke (15) 10.8+ --Employment Agreement between the Company and Thomas L. Wilkes (15) 10.9+ --Employment Agreement between the Company and J. Michael Lewis (15) 10.10+ --Employment Agreement between the Company and Arthur E. Lomenick (15) 10.11+ --Employment Agreement between the Company and James F. Duffy (15)
 10.12  --Form of Indemnification Agreement by and between the Company and its executive officers and Trust Managers (1)
 10.13 --Fourth Amendment to Master Lease Agreement between the Company and Electronic Data Systems Corporation pertaining to Windhaven Village
           (6)
 10.14  --Lease Agreement between the Company and Madison Office Building,
           Inc. pertaining to the Madison Office Building (2)
 10.15+ --Columbus Realty Trust 1993 Share Bonus Plan (4)
 10.16+ --Columbus Realty Trust 1993 Share Option Plan (4)
 10.17 --Second Amended and Restated Loan Agreement between the Company, Bank One, Texas, NA, Bank United of Texas FSB, Comerica Bank-Texas and Bank One, Texas NA, as agent for the Banks (8)
 10.18 --First Modification to the Second Amended and Restated Loan Agreement between the Company, Bank One, Texas, NA, Bank United of Texas FSB, Wells Fargo Realty Advisors Funding, Incorporated, Texas Commerce Bank NA, Comerica Bank - Texas, and Bank One, Texas NA, as agent for the Banks (14)
 10.19 --Second Modification to the Second Amended and Restated Loan Agreement between the Company, Bank One, Texas, NA, Bank United of Texas FSB, Wells Fargo Realty Advisors Funding, Incorporated, Texas Commerce Bank NA, Comerica Bank - Texas, and Bank One, Texas NA, as agent for the Banks (14)
 10.20 --$50,000,000 Mortgage Note between the Company and Nationwide Life Insurance Company (14)

 10.21  --Form of Assignment of Limited Partnership Interests (1)
 10.22  --Form of Waiver and Contribution Agreement (3)
 10.23+ --Columbus Realty Trust 401(k) Plan and Trust (5)
 10.24 --Columbus Realty Trust Amended and Restated Dividend Reinvestment and Share Purchase Plan (7)
 10.25+ --Columbus Realty Trust Share Bonus Plan (No. 2) (8)
 10.26+ --Columbus Realty Trust Employee Stock Purchase Plan (10)
 10.27+ --Columbus Realty Trust Long Term Management Incentive Plan (11) 10.28+ --Columbus Realty Trust Long Term Employee Incentive Plan (12)

 10.29+ --Form of Long Term Management Incentive Plan Performance - Based Stock and Dividend Equivalent Award Agreement by and between the Company and Richard Bloch, Robert L. Shaw and Will Cureton. (15)

 10.30 --Third Modification to the Second Amended and Restated Loan Agreement between the Company, Bank One, Texas N.A., Bank United of Texas FSB, Wells Fargo Realty Advisors Funding Incorporated, Texas Commerce Bank N.A., Comerica Bank-Texas, and Bank One, Texas N.A., as agent for the Banks. (15)

11      --Statement regarding computation of net income per common share (13)
21.1    --Schedule of Subsidiaries of the Company (5)
23.1*   --Consent of Ernst & Young LLP
27.1    --Financial Data Schedule (15)
99.1*   --Notice of Annual Meeting of Shareholders to be held May 23, 1997, and
           Proxy Statement
--------------------------------------

  +     Management Contract or Compensatory Plan or Arrangement
  *     Filed herewith
 (1) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) filed with the Securities and Exchange Commission on November 26, 1993 and incorporated herein by reference.
 (2) Previously filed with Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) filed with the Securities and Exchange Commission on December 13, 1993 and incorporated herein by reference.
 (3) Previously filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) filed with the Securities and Exchange Commission on December 23, 1993 and incorporated herein by reference.
 (4) Previously filed with the Company's Registration Statement on Form S-11 (Registration No. 33-80544) filed with the Securities and Exchange Commission on June 21, 1994 and incorporated herein by reference.
 (5) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-80544) filed with the Securities and Exchange Commission on June 30, 1994 and incorporated herein by reference.
 (6) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 33-88672) filed with the Securities and Exchange Commission on January 30, 1995 and incorporated herein by reference.
 (7) Previously filed with Post Effective Amendment to the Company's Registration Statement on Form S-3 (Registration No. 33-90146) filed with the Securities and Exchange Commission on September 28, 1995 and incorporated herein by reference.
 (8) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 33-90492) filed with the Securities and Exchange Commission on March 21, 1995 and incorporated herein by reference.
 (9) Previously filed with the Company's Registration Statement on Form S-3 (Registration No. 333-09775) filed with the Securities and Exchange Commission on August 8, 1996 and incorporated herein by reference.
(10) Previously filed with the Company's Registration Statement on Post Effective Amendment No. 1 to Form S-8 (Registration No. 33-94798) filed with the Securities and Exchange Commission on August 28, 1995 and incorporated herein by reference.
(11) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 333-02276) filed with the Securities and Exchange Commission on March 12, 1996 and incorporated herein by reference.
(12) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 333-22307) filed with the Securities and Exchange Commission on February 25, 1997 and incorporated herein by reference.

(13) Incorporated by reference to Note 6 of Item 8 - Financial Statements of this Form 10-K
(14) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(15) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K:
        None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                    COLUMBUS REALTY TRUST
                                    (Registrant)

May 23, 1997                        /s/  ROBERT L. SHAW
                                    -----------------------
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Position                Date
----                               --------                ----

/s/  RICHARD L. BLOCH     Trust Manager and            May 23, 1997
------------------------
Richard L. Bloch          Chairman of the Board

/s/  ROBERT L. SHAW       Trust Manager and            May 23, 1997
------------------------
Robert L. Shaw            Chief Executive Officer

/s/  WILL CURETON         Trust Manager and            May 23, 1997
------------------------
Will Cureton              Chief Operating Officer

/s/  ROGER T. STAUBACH    Trust Manager                May 23, 1997
------------------------
Roger T. Staubach

/s/  RICHARD R. REUPKE    Chief Financial Officer and  May 23, 1997
------------------------
Richard R. Reupke         Secretary

/s/  JAMES C. LESLIE      Trust Manager                May 23, 1997
------------------------
James C. Leslie

/s/  AMY DIGESO           Trust Manager                May 23, 1997
------------------------
Amy DiGeso

/s/  HUGH G. ROBINSON     Trust Manager                May 23, 1997
------------------------
Hugh G. Robinson

/s/  GREGG L. ENGLES      Trust Manager                May 23, 1997
------------------------
Gregg L. Engles

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



                                                               ERNST & YOUNG LLP



Dallas, Texas
January 28, 1997, except for
 Note 15, as to which the date
 is March 7, 1997

                             COLUMBUS REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                  ASSETS
                                               DECEMBER 31,
                                        -------------------------
                                            1996           1995
                                        -------------------------
Real estate:
  Land                                    $ 54,399       $ 48,104
  Buildings and improvements               285,104        232,428
  Furniture, fixtures, and equipment         4,696          4,433
  Construction-in-progress                  55,614         50,081
                                        -------------------------
                                           399,813        335,046
  Less accumulated depreciation             40,492         31,667
                                        -------------------------
  Real estate held for investment          359,321        303,379
  Real estate held for sale                  3,980              -
                                        -------------------------
                                           363,301        303,379

Cash and cash equivalents                    2,641         10,754
Restricted cash                                554            470
Accounts receivable                            663            861
Receivables from affiliates                    152            418
Deferred assets, net of accumulated
 amortization of $1,112 and $932
 at December 31, 1996 and 1995,
 respectively                                  420            454
Deferred financing costs, net of
 accumulated amortization of $2,197 and
 $1,438 at December 31, 1996 and 1995,
 respectively                                1,316          1,795
Other assets                                 5,529          2,845
                                        -------------------------
Total assets                              $374,576       $320,976
                                        =========================

          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                           $179,855       $145,492
  Accrued dividends                              -          4,322
  Accounts payable and accrued expenses      3,536          4,912
  Accrued interest                             288            292
  Accrued property taxes                     6,727          5,203
  Tenant security deposits                   1,671          1,273
  Prepaid rent                                 358            592
  Minority interest                          2,063          2,063
                                        -------------------------
Total liabilities                          194,498        164,149
Shareholders' equity:
  Preferred shares, $.01 par value;
   10,000,000 shares authorized;
   none issued or outstanding                    -              -
  Common shares, $.01 par value;
   100,000,000 shares authorized;
   13,059,137 and 11,524,618 shares
    issued at December 31, 1996
   and 1995, respectively                      131            115
  Additional paid-in capital               206,564        176,061
  Retained earnings (deficit)              (26,611)       (19,343)
                                        -------------------------

                                           180,084        156,833
  Less 900 common shares in treasury,
   at cost                                       6              6
                                        -------------------------

Total shareholders' equity                 180,078        156,827
                                        -------------------------
Total liabilities and shareholders'
 equity                                   $374,576       $320,976
                                        =========================

     The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (In thousands, except share and per share data)


                                             1996         1995         1994
                                        --------------------------------------

Revenues:
 Rental                                   $    45,910  $    39,023  $   28,963
 Property management                              298          479         640
 Interest and other                             2,322        1,749       1,278
                                        --------------------------------------
Total revenues                                 48,530       41,251      30,881

Expenses:
 Repairs and maintenance                        3,573        3,117       2,346
 Other property operating                       2,504        1,976       1,493
 Advertising                                      723          551         366
 General and administrative - properties        3,183        2,754       2,405
 General and administrative - corporate         2,073        2,057       1,841
 Real estate taxes                              6,382        5,025       3,687
 Interest                                       7,884        5,596       2,848
 Interest related to amortization of                           515
  deferred financing costs                        393                      474

 Depreciation and amortization                 10,603        9,232       6,660
                                        --------------------------------------
Total expenses                                 37,318       30,823      22,120
                                        --------------------------------------

Income from operations                         11,212       10,428       8,761
   Gain on sale of real estate                    246            -           -
                                        --------------------------------------
Net income                                $    11,458  $    10,428  $    8,761
                                        ======================================

Net income per common share, primary
 and fully diluted:
 Income from operations                         $0.92        $0.90       $0.89
  Gain on sale of real estate                    0.02            -           -
                                        --------------------------------------
 Net income                                     $0.94        $0.90       $0.89
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

                             COLUMBUS REALTY TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (In thousands, except share data)



                               Common Shares                                           Treasury Shares
                           --------------------                                  --------------------------
                                                                 Retained                                            Total
                               Number               Paid-in      Earnings           Number of                    Shareholders'
                             of Shares     Amount   Capital      (Deficit)           Shares        Amount            Equity
                           -------------------------------------------------------------------------------------------------------

Balance at December 31,
 1993                         8,500,084    $ 85   $121,722       $ (6,347)                 -       $ -            $115,460
 Dividends declared                   -       -          -        (14,962)                 -         -             (14,962)
Net adjustments to
 purchase price                       -       -       (103)             -                  -         -                (103)
Issuance of common shares,
 net of offering costs        2,900,000      29     52,435              -                  -         -              52,464

Issuance of common shares
 under employee plan             13,200       -        245              -                  -         -                 245

Repurchase of common shares           -       -          -              -                900        (6)                 (6)
Net income                            -       -          -          8,761                  -         -               8,761
                             ---------------------------------------------------------------------------------------------
Balance at December 31,
 1994                        11,413,284     114    174,299        (12,548)               900        (6)            161,859

Dividends declared                    -       -          -        (17,223)                 -        -              (17,223)
Issuance of common shares
 under employee and
 shareholder plans              112,234       1      1,762              -                  -        -                1,763
Net income                            -       -          -         10,428                  -        -               10,428
                             ---------------------------------------------------------------------------------------------
Balance at December 31,
 1995                        11,525,518     115    176,061        (19,343)               900       (6)             156,827

Dividends declared                    -       -          -        (18,726)                 -        -              (18,726)
Issuance of common
 shares, net
 of offering costs            1,166,600      12     23,477              -                  -        -               23,489
Issuance of common shares
 under employee and
 shareholder plans              352,019       4      6,762              -                  -        -                6,766
Option exercise                  15,000       -        264              -                  -        -                  264
Net income                            -       -          -         11,458                  -        -               11,458
                             ---------------------------------------------------------------------------------------------
Balance at December 31,
 1996                        13,059,137    $131   $206,564       $(26,611)               900      $(6)            $180,078
                             =============================================================================================

     The accompanying notes are an integral part of the  financial statements.

                             COLUMBUS REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (In thousands)

                                                    1996       1995        1994
                                                ---------------------------------
OPERATING ACTIVITIES
Net income                                      $ 11,458   $ 10,428   $   8,761
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization                   10,603      9,232       6,660
  Amortization of deferred financing
   costs                                             393        515         474
  Gain on sale of real estate                       (246)         -           -
  Noncash compensation expense related
   to issuance of shares to employees                  -          -         245

  Net effect of changes in operating
   assets and liabilities                         (2,791)     2,248       3,380
                                               ---------------------------------
Net cash provided by operating
 activities                                       19,417     22,423      19,520

INVESTING ACTIVITIES
Acquisition of properties                         (7,095)    (6,648)    (84,862)
Acquisition of ownership interests in
 predecessors                                          -          -        (103)
Payment of construction costs                    (58,592)   (54,322)    (20,465)
Proceeds from sale of real estate                    520          -           -
Improvements to real estate investments           (2,214)    (3,331)     (2,638)
Purchase of furniture, fixtures, and
 equipment                                          (312)      (605)       (933)
Increase in restricted cash                          (84)       (31)       (439)
                                               ---------------------------------
Net cash used in investing activities            (67,777)   (64,937)   (109,440)

FINANCING ACTIVITIES
Net proceeds from offerings of common
 shares                                           23,915          -      53,114
Proceeds from employee and shareholder
 plans                                             5,810      1,188           -
Payment of offering costs                           (513)      (231)     (2,132)
Proceeds from notes payable                       59,206    118,342     103,813
Payment of financing costs                          (280)    (1,180)     (1,170)
Payment of notes payable                         (24,843)   (52,174)    (52,552)
Payment of dividends                             (23,048)   (17,181)    (10,682)
Purchase of treasury stock                             -          -          (6)
                                                --------------------------------
Net cash provided by financing
 activities                                       40,247     48,764      90,385
                                                --------------------------------

Net (decrease) increase in cash and
 cash equivalents                                 (8,113)     6,250         465
Cash and cash equivalents at beginning
 of period                                        10,754      4,504       4,039
                                               ---------------------------------

Cash and cash equivalents at end of
 period                                          $  2,641   $ 10,754   $   4,504
                                               =================================

Supplemental cash flow information:
  Interest payments, including $5,148,
   $3,072 and $941 capitalized in 1996,
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

Real estate assets held for sale are stated at the lower of depreciated cost, or fair market value less selling costs at the date the Company begins marketing efforts to sell the properties. The Company records impairment losses on real estate investments held for sale if the Company determines the fair market value less selling costs is less than depreciated cost. No such impairment losses on real estate held for sale have been recognized to date. In 1996, the Company began marketing efforts with respect to certain of its condominium units (see
Note 4). No depreciation of the real estate assets held for sale has been recognized since the inception of marketing efforts for the properties.

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

RESTRICTED CASH

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

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS

The Company invests primarily in multifamily residential properties. At December 31, 1996, the Company owned 26 multifamily residential properties, two industrial properties, one retail property, one development site, and had five multifamily residential properties under development. All but three of these properties are located in the Dallas, Texas, metropolitan area. The multifamily residential industry is highly competitive and the Company competes with other REITs as well as other real estate owners and developers with respect to the acquisition of land for development and the acquisition of existing multifamily residential properties. In addition the Company's properties compete with other multifamily residential properties for residents. The Company believes that the location and quality of its multifamily residential properties, the management services and amenities provided to residents, and its long-term commitment to the ownership of its properties and to its surrounding communities are the principal competitive factors affecting its real estate investments.

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

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996
2.  REAL ESTATE (CONTINUED)

COMPLETED CONSTRUCTION (CONTINUED)

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

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

5.  NOTES PAYABLE  (CONTINUED)

CREDIT FACILITY (CONTINUED)

The Credit Facility requires the Company to maintain a minimum level of tangible net worth and also to meet specified ratios of liabilities to market capitalization, liquid assets and debt to market capitalization.

CONSTRUCTION LOAN

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

EQUITY OFFERINGS

The Company sold 2,700,000 common shares in a second public offering in July 1994, receiving net proceeds of approximately $48.8 million after underwriting commissions and offering costs. In August 1994, the Company received approximately $3.8 million for an additional 200,000 shares sold pursuant to the underwriters' exercise of a portion of an overallotment option. The aggregate net proceeds of approximately $52.6 million were used to repay a portion of the indebtedness then outstanding on the Company's Credit Facility.

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

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

6.  SHAREHOLDERS' EQUITY (CONTINUED)

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


                                                                               Long-term
                                                  Ordinary         Return       Capital     Total
     Record                      Payment           Income        of Capital       Gain      Dividend
      Date                         Date            (63.3%)        (35.1%)        (1.6%)      (100%)
---------------------------------------------------------------------------------------------------
March 25, 1996                 April 15, 1996      $0.237        $0.132          $0.006      $0.375
June 28, 1996                   July 15, 1996       0.250         0.139           0.006       0.395
September 30, 1996            October 15, 1996      0.250         0.139           0.006       0.395
December 23, 1996             December 26, 1996     0.250         0.139           0.006       0.395
                                                 --------------------------------------------------
                                                   $0.987        $0.549          $0.024      $1.560
                                                 --------------------------------------------------

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

7.  SHARE OPTION PLANS

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

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

7.  SHARE OPTION PLANS (CONTINUED)

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

For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of options granted after December 31, 1994, is amortized to expense over the options' vesting periods. SFAS 123 does not require pro forma presentation for the year ended December 31, 1994, or earlier. The Company's pro forma information follows (in thousands except for share and per share data):

                                          Year Ended December 31,
                                             1996         1995
                                        --------------------------
Pro forma net income                      $    11,162  $    10,369

Pro forma earnings per share              $      0.91  $      0.90
Pro forma fully diluted weighted
 average number of common
 shares outstanding                        12,221,123   11,557,721

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


7.  SHARE OPTION PLANS (CONTINUED)

SUMMARY OF SHARE OPTION ACTIVITY

                                 Number of Options,      Number of Options,      Number of              Total
                                  Share Option Plan       Incentive  Plans       Options, Other        Options
                                 --------------------------------------------------------------------------------------
Outstanding, December 31, 1993       860,000   (a)                 -               340,000  (b)         1,200,000
Options granted                       50,000   (c)                 -                     -                 50,000
Options exercised                          -                       -                     -                      -
Options expired                            -                       -                     -                      -
                                 --------------------------------------------------------------------------------------
Outstanding, December 31, 1994        910,000                      -               340,000               1,250,000

Options granted                       335,000                      -                     -                 335,000  (d)
Options exercised                           -                      -                     -                       -
Options expired                             -                      -                     -                       -
                                 --------------------------------------------------------------------------------------
Outstanding, December 31, 1995       1,245,000                     -               340,000               1,585,000  (e)
Options granted                        155,000                228,876                    -                 383,876  (f)
Options exercised                      (15,000)                     -                    -                 (15,000) (g)
Options expired                              -                      -                    -                       -
                                 --------------------------------------------------------------------------------------
Outstanding, December 31, 1996       1,385,000                 228,876             340,000               1,953,876  (h)
                                 ======================================================================================

_________________________

(a) Option prices range from $17.25 to $17.375 per share.

(b) Granted to affiliates and non-affiliates in connection with development site acquisitions. Option price of $19.8375 per share.

(c) Option prices range from $17.25 to $18.375 per share.

(d) Weighted average option price of $18.60 per share. Weighted average fair value according to the Black Scholes option valuation model of $1.15 per share.

(e) Weighted average option price of $18.11 per share.

(f) Weighted average option price of $20.39 per share. Weighted average fair value according to the Black Scholes option valuation model of $1.20 per share.

(g) Weighted average option price of $17.63 per share.

(h) Weighted average option price and contractual life of $18.56 per share and
    93.8 months, respectively. Option prices range from $17.25 to $20.875 per share.

The number of common share options exercisable as of December 31, 1996, 1995, and 1994 were 1,670,137; 1,363,781; and 965,442, respectively. The weighted average option price of options exercisable at December 31, 1996, is $18.31.

8. SHARE BONUS AND INCENTIVE PLANS

The Company has established certain bonus and incentive plans for the purpose of advancing the long term interests of the Company and its shareholders by increasing the grantees' ownership in the Company, and providing additional incentive to promote its success and growth.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


8.  SHARE BONUS AND INCENTIVE PLANS (CONTINUED)

During the year ended December 31, 1994, the Company issued all of the 13,200 common shares authorized for issuance under the Columbus Realty Trust 1993 Share Bonus Plan to certain nonexecutive employees and other key personnel for a purchase price equal to par value ($.01 per share). The difference between the fair market value for the shares on the date issued and the purchase price was $245,000 and was recognized as compensation expense in the Company's consolidated financial statements for the year ended December 31, 1994.

During the years ended December 31, 1996, and 1995, pursuant to the Share Bonus Plan and the Management Incentive Plan, the Company granted 34,085 and 17,649 restricted common shares, respectively, to certain executive officers at their election in lieu of payment of annual base salary, such shares having fair market values on the dates of grant of $652,000 and $333,000, respectively, equal to 150% of the annual base salary otherwise payable. The determination to grant common shares having a fair market value of 150% over the base salary otherwise payable was based upon the risks of forfeiture of the shares awarded and the other restrictions on transfer of the shares described below. In addition, the Company granted 33,749 and 25,641 restricted common shares in the years ended December 31, 1996 and 1995, (having fair market values on the dates of grant of $646,000 and $474,000, respectively) to certain executive officers and other employees as bonuses. The restricted common shares are generally subject to forfeiture in the event of termination of the recipient's employment with the Company within the three year period following the dates of grant, and may not be transferred until the end of the three-year restricted periods.

Each of the restricted common shares was granted for a purchase price of $0.01 per share. The difference between the purchase prices of the common shares and the aggregate fair market values of the common shares on the dates of grant (approximately $1.3 million in 1996 and $807,000 in 1995) will, to the extent such amounts are allocable to operations, be amortized as compensation expense ratably over the three-year periods commencing on the dates of grant. Accordingly, during the years ended December 31, 1996, and 1995, the Company did not recognize the compensation expense which would have been recognized if such annual base salaries and bonuses had been paid. However, for the years ended December 31, 1996, and 1995, the Company recognized $107,000 and $45,000, respectively, as amortization of deferred compensation expense, and $126,000 and $89,000, respectively, as bonus expense, based upon the portion of the amortization of the fair market values of restricted common shares granted in 1996 and 1995 allocable to operations.

In November 1996 the Company entered into performance based stock and dividend equivalent award agreements with its Chairman of the Board, Chief Executive Officer, and Chief Operating Officer. Under terms of the agreements, an aggregate of 260,000 common shares could be issued to the three executive officers in 2000 or 2002 if certain company performance criteria is met. Additionally, such executive officers could receive dividend equivalent payments, plus interest and reinvestment earnings, on the 260,000 common shares annually for the period beginning in January 1997. The performance based stock will be issued and the dividend equivalent payments will be made if the increase in the total return on the Company's common shares for the applicable period exceeds (by a specified amount) the weighted average total return per common share of all publicly traded equity residential apartment REITs, as determined by NAREIT indices.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


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

401(K) SAVINGS PLAN

Pursuant to Columbus Realty Trust 401(k) Savings Plan (the 401(k) Plan), eligible employees (as defined in the 401(k) Plan) may join the 401(k) Plan on semi-annual enrollment dates. Participants may elect to defer up to 15% of their annual compensation to a maximum of $9,500 as pre-tax contributions to the plan (subject to certain limitations for highly-compensated employees). The Company has the option, but is not required, to make contributions to the 401(k) Plan. In January 1997 the Company contributed $27,000 to the 401(k) Plan for the benefit of participants contributing the 401(k) Plan during the six month period ended December 31, 1996.


10. TRANSACTIONS WITH AFFILIATES

Receivables from affiliates include the
 following (in thousands):                 December 31,
                                          --------------
                                            1996   1995
                                          --------------
 Amounts advanced to condominium
  homeowners' associations                 $ 54    $ 47
 Amounts advanced to non-management
  employees                                  34      12
 Receivable from Employee Stock
  Purchase Plan                               3       1
 Amounts advanced to affiliates in
  ordinary course of business for third
  party property management                   6     353
 Amounts receivable from owners of
  predecessors in connection with the
  acquisition of their interests             55       5
                                          -------------
                                           $152    $418
                                          =============

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

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996


10. TRANSACTIONS WITH AFFILIATES (CONTINUED)

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
                                       -------
                                       $20,661
                                       =======

Included in the rentals under operating leases is one multifamily residential property that is subject to a master lease expiring in October 1999 with Electronic Data Systems (EDS). EDS has an option to purchase the property at the end of each lease year with the purchase price compounding 5% each year the option is not exercised.

The original term of Company's lease for its corporate offices at The Madison expired December 31, 1996, subject to three one-month renewal options. The Company expects to exercise all three renewal options for monthly base rent payments of approximately $15,000.

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

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

                             COLUMBUS REALTY TRUST

                               DECEMBER 31, 1996

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                             COLUMBUS REALTY TRUST
      SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                                         Gross Amount at Which
                                             Initial Costs       Costs        Real   Carried at Close of Period(a)
                                            ---------------   Capitalized    Estate  ------------------------------
                                Related            Bldgs &     Subsequent   Disposed          Bldgs &  Construction
Description                   Encumbrances  Land  Imprvmnts  to Acquisition    Of    Land    Imprvmnts  In Progress    Total
-------------------------------------------------------------------------------------------------------------------------------
Residential Properties:
---------------------------
High-rise Apartments:
 The Residences, Dallas, TX         (b)    $   638  $12,421      $  1,233     $ -   $   638   $ 13,654        $ -      $ 14,292
Mid-rise Apartments:
 The Abbey, Dallas, TX              (b)        385        -         4,364       -        385      4,364         -         4,749
 Columbus Square, Dallas, TX        (b)      1,960        -        18,122       -      1,960     18,122         -        20,082
 Lakeshore, Irving, TX              (b)      3,030   25,970         1,688       -      3,030     27,658         -        30,688
 The Meridian, Dallas, TX           (b)      2,227        -         8,537       -      2,227      8,537         -        10,764
 Uptown Village, Dallas, TX         (b)      2,083        -        13,244       -      2,083     13,244         -        15,327
 The Vineyard, Dallas, TX           (b)        864        -         7,418       -        864      7,418         -         8,282
 Winsted Village, Dallas, TX        (b)      2,642        -        15,881       -      2,642     15,881         -        18,523
 The Worthington, Dallas, TX        (b)      3,648        -        26,200       -      3,648     26,200         -        29,848
Garden Apartments:
 Ascension Point, Arlington, TX     (b)        410    2,633           131       -        410      2,764         -         3,174
 Ascension Point II, Arlington, TX  (b)        470        -         4,681       -        470      4,681         -         5,151
 Hackberry Creek, Irving, TX        (b)      1,800   10,200           382       -      1,800     10,582         -        12,382
 Hackberry Creek II, Irving, TX     (b)      1,448        -         9,617       -      1,448      9,617         -        11,065
 Lakeside, Dallas, TX               (c)      3,066   15,084           731       -      3,066     15,815         -        18,881
 The Mark, Jackson, MS              (d)        762   10,013           950       -        762     10,963         -        11,725
 Parkway Village, Dallas, TX        (d)      1,020    5,936           353       -      1,020      6,289         -         7,309
 Reflections on McCallum,
  Dallas, TX                        (d)        903    5,231           494       -        903      5,725         -         6,628
 The Rock, Dallas, TX               (d)        696    3,304         4,909       -        696      8,213         -         8,909
 Town Lake/The Parks,
  Coppell,  TX                 (d), (h)      3,547    5,124         9,653       -      3,547     14,777         -        18,324
 The Trace, Jackson, MS        (d), (i)      1,435        -        14,862       -      1,435     14,862         -        16,297
 The Vintage, Dallas, TX            (b)      1,100        -         6,753       -      1,100      6,753         -         7,853
 Windhaven Village, Plano, TX       (d)      3,564        -        16,183       -      3,564     16,183         -        19,747
                                          -------------------------------------------------------------------------------------
 Total Residential Properties               37,698   95,916       166,386       -     37,698    262,302         -       300,000

                                                                                                Depre-
                                                                                                ciable
                                                                                                Lives
                                             Accmltd           Date of              Date          in
                                              Deprec         Construction         Acquired      Years
                                             -------         ------------         --------      ------
Residential Properties:
-----------------------
High-rise Apartments:
 The Residences, Dallas, TX                  $1,662                1987           12/93          5-27
Mid-rise Apartments:
 The Abbey, Dallas, TX                          119          12/94-4/96            4/94          5-27
 Columbus Square, Dallas, TX                    323          12/94-9/96            4/94          5-27
 Lakeshore, Irving, TX                        2,793                1987            4/94          5-27
 The Meridian, Dallas, TX                     1,841           5/90-6/91            4/90          5-27
 Uptown Village, Dallas TX                      864           1/94-5/95            1/94          5-27
 The Vineyard, Dallas, TX                       112          12/94-5/96            4/94          5-27
 Winsted Village, Dallas, TX                    144           8/94-8/96            8/94          5-27
 The Worthington, Dallas, TX                  4,214           6/91-2/93            8/90          5-27
Garden Apartments:
 Ascension Point, Arlington, TX                 766                1985            6/88          5-27
 Ascension Point II, Arlington, TX              246           8/94-9/95            8/94          5-27
 Hackberry Creek, Irving, TX                    967                1987            8/94          5-27
 Hackberry Creek II, Irving, TX                 262           2/95-8/96            8/94          5-27
 Lakeside, Dallas, TX                         1,622                1986            5/94          5-27
 The Mark, Jackson, MS                          963                1984           10/94          5-27
 Parkway Village, Dallas, TX                  2,108                1986            6/88          5-27
 Reflections on McCallum,
  Dallas, TX                                  1,878                1986            6/88          5-27
 The Rock, Dallas, TX                         2,637          2/88-12/88            2/88          5-27
 Town Lake/The Parks,
  Coppell,  TX                                3,530           1/86-4/87            1/86          5-27
 The Trace, Jackson, MS                       2,775           5/88-7/89            4/88          5-27
 The Vintage, Dallas, TX                        875          1/93-10/93            1/93          5-27
 Windhaven Village, Plano,                    3,782           3/90-3/91            3/90          5-27
                                           --------
Total Residential
   Properties                                34,483


                             COLUMBUS REALTY TRUST
      SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                (IN THOUSANDS)

                                                                                         Gross Amount at Which
                                             Initial Costs       Costs        Real   Carried at Close of Period(a)
                                            ---------------   Capitalized    Estate  ------------------------------
                                Related            Bldgs &     Subsequent   Disposed            Bldgs &   Construction

Description                   Encumbrances  Land  Imprvmnts  to Acquisition    Of      Land    Imprvmnts  In Progress    Total
-------------------------------------------------------------------------------------------------------------------------------
Commercial Properties:
----------------------
Industrial:
 Post and Paddock, Grand
  Prairie, TX                       (b)      859       5,021      2,418           -       859      7,439          -         8,298
 Campus Circle, Irving, TX          (b)      417       2,861      1,231           -       417      4,092          -         4,509
Shopping Centers:
 Towne Crossing,
  Mesquite, TX                      (b)    2,341      13,727      1,300           -     2,341     15,027          -        17,368
                                         ----------------------------------------------------------------------------------------
Total Commercial Properties                3,617      21,609      4,949           -     3,617     26,558          -        30,175

Construction-in-progress
------------------------
Addison Circle One,
 Addison, TX                    (b),(f)    2,063           -     12,863           -     2,063          -     12,863        14,926
Coles Corner, Dallas, TX            (b)    1,290           -      3,043           -     1,290          -      3,043         4,333
Columbus Shore, Irving, TX          (b)    3,926           -     32,883           -     3,926          -     32,883        36,809
Columbus Pointe,  Jackson, MS       (b)      620           -      4,873           -       620          -      4,873         5,493
The Heights of St. Thomas,
 Dallas, TX                         (b)    2,293           -      1,460           -     2,293          -      1,460         3,753
Uptown Block 580, Dallas, TX        (b)    2,892           -        492           -     2,892          -        492         3,384
                                         ----------------------------------------------------------------------------------------
Total Construction-in-progress:           13,084           -     55,614           -    13,084          -     55,614        68,698
                                         ----------------------------------------------------------------------------------------
Total Real Estate held
 for Investment                           54,399     117,525    226,949           -    54,399    288,860     55,614       398,873
----------------------
Real Estate held for Sale:          (g)
--------------------------
Springstead Condominiums,
 Dallas, TX                         (b)      426       2,466        114           -       426      2,580           -        3,006
Villas at Valley Ranch
 Condominiums, Irving, TX      (b), (g)      374       2,172        148       (260)       338      2,096           -        2,434
Total Real Estate held for
 Sale                                        800       4,638        262       (260)       764      4,676           -        5,440
--------------------------               ----------------------------------------------------------------------------------------
Total Real Estate
 Investments                             $55,199    $122,163   $227,110       (260)   $55,163   $293,536      55,614      404,313
----------------------------             ========================================================================================

                                                                                      Depre-
                                                                                      ciable
                                                                                      Lives
                                                         Accmltd      Date of          in
Description                                Total         Deprec     Construction      Years
-----------------------------------------------------------------------------------------------------------------------------------
Commercial Properties:
----------------------
Industrial:
 Post and Paddock, Grand
  Prairie, TX                               1,481          1986       6/88             5-40
 Campus Circle, Irving, TX                    875          1986       6/88             5-40
Shopping Centers:
 Towne Crossing,
 Mesquite, TX                               3,272          1985       6/88             5-40
                                          -------
Total Commercial Properties                 5,628
Construction-in-progress
----------------------------
Addison Circle One,
 Addison, TX                                    -          (f)        9/95             N/A
Coles Corner, Dallas, TX                        -          (f)        7/96             N/A
Columbus Shore, Irving, TX                      -          (f)       11/94             N/A
Columbus Pointe,  Jackson, MS                   -          (f)        2/96             N/A
The Heights of St. Thomas,
 Dallas, TX                                     -          (f)        1/96             N/A
Uptown Block 580, Dallas, TX                    -          (f)        1/96             N/A
                                          -------
Total Construction-in-progress                  -
                                          -------
Total Real Estate held                     40,111
 for Investment
----------------------
Real Estate held for Sale:
--------------------------
Springstead Condominiums,                     789          1983       6/88             N/A
 Dallas, TX
Villas at Valley Ranch
 Condominiums, Irving, TX                     671          1985       6/88             N/A
                                          -------
Total Real Estate held for
 Sale                                       1,460
--------------------------                -------
Total Real Estate
 Investments                              $41,571
------------                              =======

____________________________
 (a) The aggregate cost of real estate investments for federal income tax purposes is approximately $399.3 million at December 31, 1996.
 (b) Denotes an operating property or property under construction which collateralizes the Company's borrowings under its Credit Facility.
      Such borrowings totaled approximately $118.0 million at December 31, 1996.
 (c) Denotes a property encumbered by a first mortgage loan of approximately $10.7 million at December 31, 1996.
 (d) Denotes a property encumbered by a first mortgage loan of approximately $49.2 million at December 31, 1996.
 (e) Denotes a multifamily residential property under construction as of December 31, 1996.
 (f) In addition to the Company's borrowings under its Credit Facility, the property is encumbered by a construction loan upon which approximately $1.9 million had been drawn at December 31, 1996.
 (g) The Company's real estate investment in two condominium communities (130 units in aggregate) were marketed for sale beginning in June 1996.
      The Company sold six of the units in the year ended December 31, 1996. Cost net of accumulated depreciation is presented as real estate held for sale in the Company's financial statements.
 (h) Management and operations of Towne Lake Apartments and The Parks Apartments were combined for financial reporting purposes as of January 1, 1996.
 (i) Management and operations of Phases I and II of the Trace Apartments were combined for financial reporting purposes as of January 1, 1996.

                             COLUMBUS REALTY TRUST

  NOTES TO SCHEDULE III - REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION


Changes in real estate and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                            1996       1995      1994
                                          -----------------------------
Real estate investments:
 Balance at beginning of period           $334,192   $267,061  $158,776
 Real estate acquisitions (a)                7,095      8,711    84,862
 Construction-in-progress                   60,991     54,644    20,465
 Reclassification to real estate held
  for sale                                  (5,699)         -         -
 Additions and improvements                  2,294      3,776     2,958
                                          -----------------------------
 Real estate held for investment           398,873    334,192   267,061

 Reclassification to real estate held
  for sale                                   5,699          -         -
 Accumulated depreciation of real
  estate held for sale                      (1,532)         -         -
 Net book value of real estate sold           (187)         -         -
                                          -----------------------------
 Real estate held for sale                   3,980          -         -
                                          -----------------------------
 Total real estate investments            $402,853   $334,192  $267,061
                                          =============================

Accumulated depreciation:
 Balance at beginning of period           $ 31,411   $ 22,600  $ 16,166
 Depreciation                               10,232      8,811     6,434
 Reclassification to real estate held       (1,532)         -         -
  for sale
                                          -----------------------------
         Balance at end of period         $ 40,111   $ 31,411  $ 22,600
                                          =============================

(a) Includes the contribution of land by a limited partner pursuant to formation of a real estate joint venture in the year ended December 31, 1995.