Form 10-Q
period 1997-06-30
COLUMBUS REALTY TRUST
filed 1997-08-04
CIK 913602

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997    Commission File Number 001-12684



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


                                (972) 387-1492
             (Registrant's Telephone Number, Including Area Code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X        No
                                                ---------       --------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     There were 13,409,642 common shares of beneficial interest, $0.01 par value per share, outstanding at August 1, 1997.


Index to exhibits:  20
Total pages:        23

                             COLUMBUS REALTY TRUST

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                                               Page
                                                                                               ----
   Item 1. Financial Statements

        Consolidated Balance Sheets of Columbus Realty Trust as of
            June 30, 1997 and December 31, 1996............................................      3

        Consolidated Statements of Operations of Columbus Realty Trust
            for the three and six months ended June 30, 1997 and 1996......................      4

        Consolidated Statements of Cash Flows of Columbus Realty Trust
            for the six months ended June 30, 1997 and 1996................................      5

        Notes to Consolidated Financial Statements.........................................      6


   Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations..................................................................     11

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings...............................................................     19
   Item 2. Changes in Securities...........................................................     19
   Item 3. Defaults Upon Senior Securities.................................................     19
   Item 4. Submission of Matters to a Vote of Security Holders.............................     19
   Item 5. Other Information...............................................................     19
   Item 6. Exhibits or Reports on Form 8-K.................................................     20

SIGNATURES.................................................................................     23

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              COLUMBUS REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           JUNE 30,    DECEMBER 31,
                                             1997          1996
                                        ---------------------------
                                  ASSETS  (Unaudited)
         Real Estate:
            Land                            $ 58,337       $ 54,399
            Buildings and improvements       328,322        285,104
            Furniture, fixtures, and
             equipment                         4,912          4,696
            Construction in progress          61,785         55,614
                                        ---------------------------
                                             453,356        399,813
            Less accumulated
             depreciation                     46,576         40,492
                                        ---------------------------
            Real estate held for
             investment                      406,780        359,321
            Real estate held for sale          3,058          3,980
                                        ---------------------------
                                             409,838        363,301

         Cash and cash equivalents             6,688          2,641
         Restricted cash                         313            554
         Accounts receivable                   1,186            663
         Receivables from affiliates             184            152
         Deferred assets, net of
          accumulated amortization             1,361          1,736
         Investment in unconsolidated
          subsidiary                             300              -
         Other assets                         10,843          5,529
                                        ---------------------------
         Total assets                       $430,713       $374,576
                                        ===========================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities:
            Notes payable                   $231,477       $179,855
            Accounts payable and
             accrued expenses                  7,494          3,536
            Accrued interest                     332            288
            Accrued property taxes             4,228          6,727
            Tenant security deposits           1,841          1,671
            Prepaid rent                         384            358
            Minority interest                  2,063          2,063
                                        ---------------------------
         Total liabilities                   247,819        194,498

         Shareholders' equity:
            Preferred shares, $.01 par
             value; 10,000,000 shares
             authorized; none issued
             or outstanding                        -              -
            Common shares, $.01 par
             value; 100,000,000 shares
             authorized; 13,409,467
             and 13,059,137 shares
             issued at June 30, 1997,
             and December 31, 1996,
             respectively                        134            131
             Additional paid-in capital      213,981        206,564
             Retained earnings (deficit)     (30,765)       (26,611)
             Notes due on common stock
              purchases                         (450)             -
                                        ---------------------------
                                             182,900        180,084
             Less 900 common shares in
              treasury, at cost                   (6)            (6)
                                        ---------------------------

         Total shareholders' equity          182,894        180,078
                                        ---------------------------
         Total liabilities and
          shareholders' equity              $430,713       $374,576
                                        ===========================

         The accompanying notes are an integral part of the financial statements.

                              COLUMBUS REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                   1997          1996          1997         1996
                                        --------------------------------------------------------
         Revenue:
            Rental                          $    14,018   $    11,066   $    26,879  $    21,367
            Property management                      38            74            71          149
            Interest and other                      763           622         1,357        1,180
                                        --------------------------------------------------------
         Total revenue                           14,819        11,762        28,307       22,696

         Expenses:
            Repairs and maintenance               1,030           912         1,944        1,702
            Other property operating                662           601         1,279        1,191
            Advertising                             193           168           429          281
            General and administrative
             - properties                           864           811         1,706        1,622
            General and administrative
             - corporate                            685           538         1,331        1,046
            Real estate taxes                     2,115         1,516         4,091        2,937
            Interest                              2,746         1,869         4,898        3,364
            Interest related to
             amortization of deferred
               financing costs                      150            92           252          159
            Depreciation and
            amortization                          3,245         2,488         6,201        4,931
                                        --------------------------------------------------------
         Total expenses                          11,690         8,995        22,131       17,233
                                        --------------------------------------------------------

         Income from operations                   3,129         2,767         6,176        5,463
         Equity in earnings of
         unconsolidated subsidiary                    -             -             -            -
                                        --------------------------------------------------------
         Income before gain on sale of
          real estate                             3,129         2,767         6,176        5,463
            Gain on sale of real estate             276            42           561           42
                                        --------------------------------------------------------
         Net income                         $     3,405   $     2,809   $     6,737  $     5,505
                                        ========================================================

         Net income per common share,
          primary and fully diluted:
         Income before gain on sale of
          real estate                             $0.23         $0.24         $0.46        $0.47
            Gain on sale of real estate            0.02             -          0.04            -
                                        --------------------------------------------------------
         Net income                               $0.25         $0.24         $0.50        $0.47
                                        ========================================================

         Weighted average number of
          common shares outstanding
          (including common share
           equivalents):                     13,629,781    11,767,043    13,496,035   11,723,562
d

   The accompanying notes are an integral part of the financial statements.

                              COLUMBUS REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                            SIX MONTHS ENDED JUNE 30,
                                                1997          1996
                                        -------------------------------
       OPERATING ACTIVITIES
       Net income                             $  6,737      $  5,505
       Adjustments to reconcile net
        income to net cash provided by
        operating activities:
          Depreciation and amortization          6,201         4,931
          Amortization of deferred
           financing costs                         252           159
          Gain on sale of real estate             (561)          (42)
          Net effect of changes in
           operating assets and
           liabilities                          (7,171)       (6,490)
                                        -------------------------------
       Net cash provided by operating
        activities                               5,458         4,063

       INVESTING ACTIVITIES
       Payment of construction costs           (38,713)      (32,694)
       Acquisition of real estate               (9,759)       (5,805)
       Proceeds from sale of real estate         2,113            91
       Improvements to real estate
        investments                             (1,033)       (1,126)
       Advances for common stock
        purchases                                 (450)            -
       Purchase of furniture, fixtures,
        and equipment                             (216)         (206)
       Decrease in restricted cash                 242           153
                                        -------------------------------
       Net cash used in investing
        activities                             (47,816)      (39,587)

       FINANCING ACTIVITIES
       Proceeds from notes payable              52,068        38,725
       Payment of dividends                    (10,442)       (8,678)
       Proceeds from employee and
        shareholder plans                        5,362         1,262
       Payment of notes payable                   (446)         (414)
       Payment of offering costs                   (89)          (73)
       Payment of financing costs                  (48)         (257)
                                        ----------------------------
       Net cash provided by financing
        activities                              46,405        30,565
                                        ----------------------------

       Net increase (decrease) in cash
        and cash equivalents                     4,047        (4,959)
       Cash and cash equivalents at
        beginning of period                      2,641        10,754
                                        ----------------------------
       Cash and cash equivalents at end
        of period                             $  6,688      $  5,795
                                        ============================

       Supplemental cash flow
        information:
          Interest payments, including
           approximately $2,720 and
           $2,920 interest capitalized
           in 1997 and 1996,
           respectively                       $  7,573      $  6,217

       Noncash investing and financing
        activity:
          Investment in unconsolidated
           subsidiary                         $    300      $      -
          Issuance of shares under
           compensation and bonus plans          1,698         1,305


   The accompanying notes are an integral part of the financial statements.

                             COLUMBUS REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)

1.  BASIS PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include those of the Company, its subsidiaries and partnerships in which the Company has a controlling interest. The Company's investment in Armada Homes, Inc. (Armada), is accounted for using the equity method. At June 30, 1997, the Company owned an approximate 95% non-voting interest in Armada. The Company's share of net income of Armada is included in the Company's statement of operations. The effects of all significant intercompany transactions have been eliminated.

INTERIM UNAUDITED FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company. All adjustments were of a normal recurring nature except for the adjustments to reflect real estate transactions more fully described in Note 2. The operating results for the interim period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the financial statements and accompanying footnotes included in the Columbus Realty Trust Form 10-K/A for the fiscal year ended December 31, 1996 (the 1996 Annual Report).

                             COLUMBUS REALTY TRUST

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

On February 27, 1997, the Company executed a forty year land lease agreement for a redevelopment project, The Rice Hotel, located in Houston, Texas. The Rice Hotel is an 18-story structure originally built in 1913. Under terms of the agreement, the Company will fund redevelopment of the hotel into a mixed-use residential and retail facility comprised of 317 loft-style apartments and 21,000 square feet of retail space. The Company, in partnership with a Houston-based development company, will manage all aspects of the renovation (currently budgeted at approximately $33.3 million) and operations of the project upon completion. The Houston Housing Finance Corporation (HHFC), owner of the land, will fund approximately $6.6 million of abatement and infrastructure costs. Concurrently with closing the lease agreement, the Company guaranteed a $20.0 million construction loan for the project. The remainder of the partnership's renovation costs will be funded from draws on a short term unsecured credit line more fully described in Note 4, the Credit Facility, cash flow from operations, or other short term financing.

On May 7, 1997, the Company purchased a redevelopment site, The American Beauty Mill, located in Dallas, Teaxas for $565,000. The Company expects to renovate the property, formerly a flour mill and office complex, for adaptive reuse as a multifamily residential project. The project is budgeted at approximately $5.0 million and will include 82 loft-style residential units upon completion. The acquisition and development costs to date have been funded from the Company's unsecured credit line.

On May 12, 1997, the Company purchased a development site for a multifamily residential project in the Uptown District of Dallas, Texas, for approximately $2.3 million. The purchase was primarily funded with seller financing of approximately $2.0 million. See Note 4.

SALES OF CONDOMINIUM UNITS

Eight units in the Villas of Valley Ranch condominium community and 19 units in the Springstead condominium community were sold during the six months ended June 30, 1997, for net proceeds of approximately $2.1 million resulting in a net gain of $561,000.

3.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The investment in unconsolidated subsidiary at June 30, 1997, reflects a contribution of land to be used as a development site in exchange for 300 shares of non-voting preferred stock ($1,000.00 par value per share) in Armada. In July 1997 the Company purchased 8,999 shares of non-voting common stock ($0.01 par value per share), and an additional 100 shares of non-voting preferred stock in Armada.

                             COLUMBUS REALTY TRUST

4.  NOTES PAYABLE

UNSECURED CREDIT LINE

The Company obtained a short term $15 million unsecured credit line (the Unsecured Credit Line) from Bank One, Texas, N.A. in the first quarter of 1997. On August 1, 1997, the Company and Bank One agreed to increase the credit line to $17 million and to extend the maturity date to September 2, 1997. The Unsecured Credit Line will be drawn upon in increments determined by the Company, and may be repaid at any time without penalty. Interest-only payments are due monthly on the unpaid principal balance at LIBOR plus 205 basis points (7.4875% at June 30, 1997). Approximately $5.2 million was outstanding on the Unsecured Credit Line at June 30, 1997.

CONSTRUCTION LOAN

On May 1, 1997, Wells Fargo Realty Advisors Funding, Inc. (Wells Fargo) agreed to increase the amount available under its construction loan to Addison Circle One, Ltd., a subsidiary of the Company, by $901,000 to approximately $22.2 million. The increased borrowing capacity will be used to fund energy management systems at the Addison Circle One multifamily residential and retail project. No other terms of the construction loan were modified. As of June 30, 1997, Addison Circle One, Ltd. had drawn approximately $12.3 million on the Wells Fargo loan.

MORTGAGE LOAN

In connection with the development site acquired in May 1997, the Company obtained a first lien mortgage loan in the amount of approximately $2.0 million from the unaffiliated seller. Monthly interest-only payments are due at 8% per annum until December 1, 1997, when the interest rate increases to 10% per annum. The note matures on May 12, 1998, and may be prepaid without penalty.

5.  SHAREHOLDERS' EQUITY

NET INCOME PER COMMON SHARE

Net income per common share has been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. The Company believes the adoption of SFAS 128 will not have a material effect on earnings per share of the Company.

NOTES DUE ON COMMON STOCK PURCHASES

On May 23, 1997, the Company received proceeds of $900,000 as a result of the purchase by three of the Company's Trust Managers of an aggregate of 46,152 of the Company's common shares pursuant to stock purchase awards granted in May 1996 at a purchase price of $19.50 per share (the fair market value of the common shares on the date of grant). The stock purchase awards included provisions that allowed the Trust Managers to borrow up to 50% of the purchase price of the common shares. Accordingly, the Company loaned an aggregate of $450,000 to the Trust Managers on the exercise date. Quarterly interest-only payments at 7.34% per annum are required on the notes which are secured by the common shares purchased. The loans mature on May 30, 2007, unless accelerated due to resignation from the Board of Trust Managers or under certain other circumstances.

                             COLUMBUS REALTY TRUST

5.  SHAREHOLDERS' EQUITY, CONTINUED

DISTRIBUTIONS

The Company paid two quarterly dividends of $0.395 per common share totaling approximately $10.4 million in the six months ended June 30, 1997. The Company received approximately $4.4 million in proceeds from the sale of 222,073 common shares issued concurrently with the dividend payments pursuant to the Dividend Reinvestment Plan.

SHAREHOLDER RIGHTS PLAN

Effective May 23, 1997, the Board of Trust Managers of the Company adopted a shareholder rights plan. Under the plan, shareholders have certain rights to purchase Series A Junior Participating Preferred Shares, par value $.01 per share (Series A Junior Preferred) under certain circumstances, including the event of unsolicited attempts to acquire a controlling interest in the Company. Each right, when exercisable, will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Junior Preferred at a price of $70.00 or, in certain circumstances, such right will entitle the holder, other than an acquiring person, to receive, upon exercise at the then current price of the right, common shares of the Company having a value equal to two times the exercise price of the right. Of the 10,000,000 preferred shares the Company is authorized to issue, 500,000 shares have been designated Series A Junior Preferred. The Series A Junior Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued.

6.  SHARE BONUS AND INCENTIVE PLANS

The Company has established certain bonus incentive plans for the purpose of advancing the long term interests of the Company and its shareholders by increasing the grantees' ownership in the Company, and providing additional incentive to promote its success and growth.

During the six months ended June 30, 1997, pursuant to the Columbus Realty Trust Employee Incentive Plan (Employee Incentive Plan), the Company granted 48,280 restricted common shares to certain executive officers, at their election, in lieu of payment of annual base salary, such shares having a fair market value on the date of grant of approximately $1.0 million, equal to 150% of the annual base salary otherwise payable. In addition, the Company granted 2,464 restricted common shares (having fair market values on the dates of grant of $50,000) to certain Trust Managers equal to 150% of the quarterly trust manager fee otherwise payable. The determination to grant common shares having a fair market value of 150% of the base salary or trust manager fees otherwise payable was based upon the risks of forfeiture of the shares awarded and the other restrictions on transfer of the shares as described below. In addition, the Company granted 30,264 restricted common shares having a fair market value on the date of grant of $636,000 to certain executive officers and other employees as bonuses. The restricted common shares are generally subject to forfeiture in the event of termination of the recipient's employment with the Company within the three year period following the date of grant and may not be transferred until the end of the three year restricted period.

Each of the restricted common shares was granted for a purchase price of $0.01 per share. The difference between the purchase price of the common shares and the aggregate fair market values of the common shares on the dates of grant (approximately $1.6 million in the aggregate) will, to the extent such amounts are allocable to operations, be amortized as compensation expense ratably over the three year periods commencing on the dates of grant. Accordingly, during the three and six months ended June 30, 1997, the Company did not recognize the compensation expense which would have been recognized if such annual base salaries and cash bonuses had been

                             COLUMBUS REALTY TRUST

6.  SHARE BONUS AND INCENTIVE PLANS, CONTINUED

paid. The portion of the amortization of the fair market values of restricted common shares granted in 1997, 1996, and 1995 allocable to operations is set forth in the following table (in thousands):




                             Three Months Ended June 30,   Six Months Ended June 30,
                                  1997         1996            1997           1996
                             ------------------------------------------------------
Amortization of deferred
 compensation expense              $  59        $  33       $  88          $  44
Amortization of deferred
 bonus expense                        52           37          85             53
                             ------------------------------------------------------
                                   $ 111        $  70       $ 173          $  97
                             ======================================================

7.  TRANSACTIONS WITH AFFILIATES

Amounts receivable from affiliates include the following (in thousands):

                                                           June 30,      December 31,
                                                             1997           1996
                                                           --------------------------
 Amounts advanced to condominium homeowners'
  associations                                              $  61          $  54
 Amounts advanced to non-management employees                  38             34
 Receivable from Employee Stock Purchase Plan                   4              3
 Amounts receivable from owners of predecessors in
  connection with the acquisition of their interests           57             55
 Amounts advanced to affiliates in ordinary course
  of business for third party property management              24              6
                                                            --------------------
                                                            $ 184          $ 152
                                                            ====================

8.  COMMITMENTS AND CONTINGENCIES

GENERAL

The Company is subject to certain legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company's management, none of such proceedings is material in relation to the Company's consolidated financial statements.

OPERATING LEASE

In March 1997 the Company executed an agreement to extend its lease for the corporate offices. The lease agreement, which expires in December 1998, requires minimum rent payments of $306,000 for the year ended December 31, 1997, and $347,000 for the year ended December 31, 1998.

9.  SUBSEQUENT EVENT

On August 4, 1997, the Company announced that it has entered into a definitive agreement and plan of merger with Post Properties, Inc., a Georgia corporation
(Post), pursuant to which the Company would be merged into Post. Post, which is one of the largest developers and operators of multifamily properties, currently owns 21,673 apartment homes located primarily in metropolitan Atlanta, Georgia and Tampa, Florida. Pursuant to the merger agreement, each outstanding common share of the Company will be converted into .615 shares of common stock of Post which will result in the issuance of approximately 8.4 million shares of common stock of Post. The merger is expected to be completed in November 1997, subject to the approval of the shareholders of the Company and Post and other customary conditions.

                             COLUMBUS REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated financial statements of Columbus Realty Trust as of June 30, 1997 and 1996, and for the three and six month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

As of June 30, 1997, the Company owned 6,045 completed multifamily residential units in its real estate portfolio, a net increase of 1,162 units or approximately 24% over the 4,883 units held as of June 30, 1996. The increase in the number of residential units in the operating portfolio is the result of the Company's development and acquisition programs. Five multifamily residential projects were completed in 1996, one multifamily residential property was acquired in the first quarter of 1997, and another multifamily residential project was completed in the second quarter of 1997. As more fully described below, the additions to the Company's operating portfolio in 1996 and 1997 have had a significant impact on the Company's results of operations. As of June 30, 1997, the Company had six multifamily residential projects comprising 1,481 apartment units under construction in the Dallas/Fort Worth, Houston, and Jackson, Mississippi, markets.

COMPARISON OF THREE MONTH PERIOD ENDING JUNE 30, 1997 TO THREE MONTH PERIOD
---------------------------------------------------------------------------
ENDING JUNE 30, 1996
--------------------

The Company's net income increased approximately $596,000 to approximately $3.4 million or $0.25 per common share for the three months ended June 30, 1997, compared with net income of approximately $2.8 million or $0.24 per common share for the three months ended June 30, 1996. Included in net income for the three months ended June 30, 1997, is a net gain of $276,000 from the sale of 17 condominium units at two of the Company's properties.

During the three months ended June 30, 1997, rental revenues totaled approximately $14.0 million, an increase of approximately $2.9 million or approximately 26.7% over rental revenues of approximately $11.1 million in the same three-month period of 1996. The Company's 503-unit development project, Columbus Shores, contributed $831,000 of rental revenue in the second quarter of 1997 after completing its leasing program in April. The multifamily residential property acquired in February 1997, The Commons at Turtle Creek, contributed approximately $314,000 of rental revenue in the second quarter of 1997. Additionally, two multifamily residential projects completed and leased in the third quarter of 1996 provided approximately $1.3 million of rental revenue in the current three-month period. The remaining rental revenue increase of $455,000 in the three months ended June 30, 1997, over the comparable prior period is the result of rental rate increases and slightly higher average occupancy rates in the portfolio of same properties operated in 1997 and 1996.

Property management income decreased $36,000 or 48.6% in the three months ended June 30, 1997, from the three months ended June 30, 1996, due to a decrease in apartment units managed for third-party owners. Interest and other revenues increased $141,000 or 22.7% in the three months ended June 30, 1997, over 1996 primarily due to increased non-rental income from the multifamily residential properties, including the incremental increase in non-rental income from the recently completed development projects, and increased investment income due to higher average working capital balances available for investment.

Total expenses during the three months ended June 30, 1997, were approximately $11.7 million, an increase of approximately $2.7 million or 30.0% over total expenses of approximately $9.0 million in the three months ended June 30, 1996. The increase in total expenses is primarily due to the growth in the size of the Company's multifamily residential operating portfolio as a result of its development and acquisition programs, an increase in expensed interest, and higher property tax accruals on certain of the properties. Repairs and maintenance and other property operating expenses increased $118,000 or 12.9%, and $61,000 or 10.1%, respectively, in the three months ended June 30, 1997, over the three months ended June 30, 1996, primarily as a result of the Company's larger operating property portfolio. Advertising and property general and administrative expenses increased $25,000 or 14.9% and $53,000 or 6.5%, respectively, in the three months ended June 30, 1997, over 1996. The increases in these expense categories due to the Company's development and acquisition activities were partially offset by savings of $28,000 in advertising and $93,000 of property general and administrative expenses in the same property portfolio in the current quarter compared with 1996. Real estate tax expense increased $599,000 or 39.5% in the three months ended June 30, 1997, over the respective prior period due to the additional properties operated in 1997 and higher accruals for increased tax assessments expected on certain of the properties.

General and administrative expenses incurred for the Company's corporate activities increased $147,000 or 27.3% in the three months ended June 30, 1997, from 1996 primarily due to increased personnel, overhead, and administrative costs incurred for the Company's development activities. During the six months ended June 30, 1997, and the years ended December 31, 1996, and 1995, the Company awarded restricted common shares to certain of its executive officers and Trust Managers in lieu of compensation and to certain of its executive officers and employees as bonuses as more fully described in the notes to financial statements included elsewhere in this 10-Q and the 1996 Annual Report. As a result, the Company did not recognize compensation expense which would have been recognized in 1997 and 1996 if such annual base salaries and bonuses had been paid without restrictions. However, the Company amortized a portion of the restricted share awards as compensation and bonus expense over the three-year periods from the dates of the respective grants to the extent such amortization is allocable to operations. Accordingly, during the three months ended June 30, 1997, and 1996, the Company recognized compensation expense for amortization of restricted common share awards of $111,000 and $70,000, respectively.

Interest expense increased $877,000 or 46.9% in the three months ended June 30, 1997, over 1996 as a result of the increase in non-development debt outstanding at the end of each of the two periods. The Company's average non-development debt outstanding under the Credit Facility (as defined below), plus other fixed-rate debt, was approximately $147.9 million in the second quarter of 1997 compared with an average non-development debt balance of approximately $102.3 million in the second quarter of 1996. The Company's average interest rate for non-development debt under the Credit Facility was 7.35% in the three months ended June 30, 1997, compared with an average interest rate of 7.123% on non-development debt under the Credit Facility in the same period of 1996. Interest related to amortization of deferred financing costs increased $58,000 or 63% in 1997 over 1996 as a result of increased amortization attributable to loan fees paid during the year.

Depreciation and amortization expense increased $757,000 or 30.4% in the three months ended June 30, 1997 compared with the same three-month period of 1996 primarily due to the additional multifamily residential units added to the Company's operating portfolio in 1996 and 1997.

The Company invested approximately $24.0 million, in total, in its real estate portfolio during the three months ended June 30, 1997. Approximately $20.4 million was invested in the development and construction of seven multifamily residential apartment projects. The Company invested approximately $2.9 million to purchase two multifamily residential development sites. Additionally, the Company invested approximately $723,000 in total for capital improvements and purchases of furniture, fixtures, and equipment in the second three months of 1997. The components of these capital investments were (a) $411,000 invested in improvements to the multifamily residential properties held in the Company's real estate portfolio for one year or longer, (b) $130,000 invested in capital improvements to a property acquired in the first quarter of 1997, (c) $104,000 invested in tenant improvements and capital expenditures for the Company's retail and industrial properties, and (d) $78,000 invested in furniture, fixtures, and equipment for the corporate offices, and property computer equipment. More detailed information regarding the capital investments made in the three months ended June 30, 1997, is set forth in the following table.

Summary of capital improvements for the three months ended June 30, 1997:

                                        Stabilized Properties (1)   Acquisition Properties (2)             Totals
                                        --------------------------  ---------------------------  ---------------------------
                                            Amount       Per Unit        Amount       Per Unit       Amount       Per Unit
                                        ---------------  ---------  ----------------  ---------  --------------  -----------
                                        (in thousands)               (in thousands)              (in thousands)
Multifamily residential properties
--------------------------------------
Recurring expenditures
   Floor coverings                             $137         $23.93          $  4        $ 25.32        $141           $23.97
   Appliances                                     7           1.22             1           6.33           8             1.36
   Exterior repairs                             129          22.53           107         677.22         236            40.11
   Furniture, fixtures, & equipment              32           5.59             3          18.99          35             5.95
   Other                                         93          16.24            15          94.94         108            18.36
                                               -----------------------------------------------------------------------------
Subtotal  - recurring                           398          69.51           130         822.80         528            89.75

Revenue generating                               13           2.27             -              -          13             2.21

Major renovations                                 -              -             -              -           -                -
                                               -----------------------------------------------------------------------------
Total multifamily residential                  $411         $71.78           130        $822.80         541           $91.96
                                               =====================================================             ===========

Industrial and retail properties (3)                                                                             Per Sq. Ft.
--------------------------------------                                                                           -----------
Tenant improvements                                                                                      89             0.17
Commissions                                                                                              10             0.02
Other                                                                                                     5             0.01
                                                                                                    ------------------------
Total industrial and retail                                                                             104             0.20
                                                                                                                 ===========

Corporate purchases of furniture, fixtures, and equipment                                                78
                                                                                                    -------
   Total                                                                                               $723
                                                                                                    =======

--------------------------------------

Notes:
(1) Multifamily residential properties owned for one year or more as of January 1, 1997, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 29, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units for the three months ended June 30, 1997, was 5,883.
(2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1997. Per unit computations are based on 158 units.
(3) Total leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.


COMPARISON OF SIX MONTH PERIOD ENDING JUNE 30, 1997 TO SIX MONTH PERIOD ENDING
------------------------------------------------------------------------------
JUNE 30, 1996
-------------

The Company's net income increased approximately $1.2 million to approximately $6.7 million or $0.50 per common share for the six months ended June 30, 1997, compared with net income of approximately $5.5 million or $0.47 per common share for the six months ended June 30, 1996, primarily as a result of operations from Columbus Shores, a multifamily residential development completed in May 1997, The Commons at Turtle Creek, acquired in February 1997, and the five multifamily residential projects completed and leased during the second and third quarters of 1996. Included in net income for the six months ended June 30, 1997, is the aggregate net gain of $561,000 from the sale of 27 condominium units at two of the Company's properties.

Rental revenues totaled approximately $26.9 million during the six months ended June 30, 1997, an increase of approximately $5.5 million or 25.8% over rental revenues of approximately $21.4 million in the comparable six month period of 1996. During the six months ended June 30, 1997, the Company received approximately $4.9 million of additional rental income as a result of its development and acquisition activities. In addition, rental revenues from the Company's same property portfolio operated in both six-month periods ended June 30, 1997, and 1996 increased $680,000 or 3% in 1997 over 1996 primarily as a result of rental rate increases. Property management income decreased $78,000 or 52.3% in the six months ended June 30, 1997, from the same six-month period of 1996 due to a decrease in apartment units managed for third-party owners. Interest and other revenues increased $177,000 or 15% in the first six months of 1997 compared with the comparable six-month period of 1996 primarily due to the incremental increase in non-rental income from the multifamily residential development projects completed in 1997 and 1996, and increased investment income due to higher average working capital balances available for investment.

Total expenses during the six months ended June 30, 1997, were approximately $22.1 million, an increase of approximately $4.9 million or 28.4% over total expenses of approximately $17.2 million in the same six-month period of 1996. The increase in total expenses is primarily due to the growth in the size of the Company's residential operating portfolio as a result of its development and acquisition programs, an increase in expensed interest, and higher property tax accruals on certain of the properties. The increase in the number of stabilized apartment units was the primary reason for the $242,000 or 14.2% increase in repairs and maintenance expenses and the $88,000 or 7.4% increase in other property operating expenses. Advertising expenses increased $148,000 or 52.7% in 1997 over 1996 as a result of the growth of the stabilized operating portfolio, and in support of leasing efforts to increase and maintain occupancy rates at all properties. Property administrative expenses increased $84,000 or 5.2% in the six months ended June 30, 1997, over 1996 primarily due to additional staffing required at the multifamily residential properties added in 1997 and 1996. Real estate tax expense increased approximately $1.2 million or 39.3% in the first six months of 1997 over 1996 due to the increased number of properties in the Company's stabilized operating portfolio, and due to higher accruals for increased tax assessments expected on certain of the properties.

General and administrative expenses incurred for the Company's corporate activities increased $285,000 or 27.3% in the six months ended June 30, 1997, over the respective prior period primarily due to increased personnel, overhead, and administrative costs incurred for the Company's development activities. Included in corporate general and administrative expense during the six months ended June 30, 1997, and 1996 is compensation expense for amortization of restricted common share awards of $173,000 and $97,000, respectively.

Interest expense increased approximately $1.5 million or 45.6% in the six months ended June 30, 1997, compared with the six months ended June 30, 1996, as a result of the increase in non-development debt outstanding in the two periods. The Company's average non-development debt outstanding under the Credit Facility, plus other fixed-rate debt, was approximately $133.4 million for the six months ended June 30, 1997, compared with an average non-development debt balance of $92.1 million in the comparable six-month period of 1996. The Company's average interest rate for non-development debt under the Credit Facility was 7.232% in the six months ended June 30, 1997, compared with an average interest rate of 7.093% on non-development debt under the Credit Facility in the same period of 1996. Interest related to amortization of deferred financing costs increased $93,000 or 58.5% in 1997 over 1996 as a result of increased amortization attributable to loan fees paid during the year.

Depreciation and amortization expense increased approximately $1.3 million or 25.8% in the six months ended June 30, 1997, compared with the six months ended June 30, 1996, primarily as a result of the additions to the Company's stabilized property operating portfolio.

The Company invested approximately $49.7 million, in total, in its real estate portfolio during the six months ended June 30, 1997. Approximately $38.7 million was invested in the development and construction of seven multifamily residential apartment projects. The Company acquired two new multifamily residential development sites for approximately $2.9 million, in aggregate, and purchased one existing multifamily residential property for approximately $6.9 million in the six months ended June 30, 1997. Additionally, the Company invested approximately $1.3 million in total for capital improvements and purchases of furniture, fixtures, and equipment in the first half of 1997. The components of these capital investments were (a) approximately $779,000 invested in improvements to the multifamily residential properties held in the Company's real estate portfolio for one year or longer,
(b) $134,000 invested in capital improvements to a property acquired in the first quarter of 1997, (c) $190,000 invested in tenant improvements and capital expenditures for the Company's retail and industrial properties, and (d) $146,000 invested in furniture, fixtures, and equipment for the corporate offices, and property computer equipment. More detailed information regarding the capital investments made in the six months ended June 30, 1997, is set forth in the following table.

Summary of capital improvements for the six months ended June 30, 1997:

                                        Stabilized Properties (1)   Acquisition Properties (2)             Totals
                                        --------------------------  ---------------------------  ---------------------------
                                            Amount       Per Unit        Amount       Per Unit       Amount       Per Unit
                                        ---------------  ---------  ----------------  ---------  --------------  -----------
                                        (in thousands)               (in thousands)              (in thousands)
Multifamily residential properties
-------------------------------------------------------
Recurring expenditures
   Floor coverings                                $255     $ 46.26             $  5     $ 31.65         $  260       $ 45.85
   Appliances                                       20        3.63                1        6.33             21          3.70
   Exterior repairs                                251       45.53              107      677.22            358         63.14
   Furniture, fixtures, & equipment                 93       16.87                5       31.65             98         17.28
   Other                                           100       18.14               16      101.27            116         20.46
                                                 ---------------------------------------------------------------------------
Subtotal  - recurring                              719      130.43              134      848.12            853        150.43

Revenue generating                                  15        2.72                -           -             15          2.65

Major renovations                                   45        8.16                -           -             45          7.94
                                                 ---------------------------------------------------------------------------
Total multifamily residential                     $779     $141.31             $134     $848.12            913       $161.02
                                                 ===========================================================================

Industrial and retail properties (3)                                                                             Per Sq. Ft.
--------------------------------------                                                                           -----------
Tenant improvements                                                                                        145       $  0.28
Commissions                                                                                                 31          0.06
Other                                                                                                       14          0.03
                                                                                                   -------------------------
Total industrial and retail                                                                                190       $  0.37
                                                                                                                     =======

Corporate purchases of furniture, fixtures, and equipment                                                  146
                                                                                                   -----------
   Total                                                                                                $1,249
                                                                                                   ===========

--------------------------

Notes:
(1) Multifamily residential properties owned for one year or more as of January 1, 1997, and multifamily development projects completed and stabilized subsequent to the Company's initial public offering (December 29, 1993). Per unit computations are based on the average monthly stabilized and completed apartment units during the period. The average number of completed units for the six months ended June 30, 1997, was 5,670.
(2) Multifamily residential property acquired and owned by the Company for less than one year as of January 1, 1997. Per unit computations are based on 158 units.
(3) Total leasable retail and industrial square footage totals approximately 525,300 sq. ft. Includes one retail shopping center, two industrial properties, and retail space integrated into four primarily multifamily residential properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow, totaling approximately $65.3 million during the six months ended June 30, 1997, were approximately $52.1 million provided from borrowings, approximately $5.5 million provided from operations, approximately $5.4 million of proceeds from sales of common shares, approximately $2.1 million from the sales of condominiums units in two of the Company's properties, and a $242,000 net reduction in an escrow account for payment of property taxes. The Company's primary uses of cash, totaling approximately $61.2 million during the same six-month period, were approximately $38.7 million for construction costs on seven development projects, approximately $10.4 million for payment of common share dividends, approximately $9.8 million for acquisitions of two development sites and a multifamily residential property, approximately $1.3 million for capital improvements and purchases of furniture, fixtures, and equipment, $450,000 advanced for common share purchases, $446,000 for principal payments on notes payable, and $137,000 for financing and offering costs.

The Company has historically used cash flow from operations to meet its dividend payments and short term liquidity requirements, and a combination of equity, mortgage debt, and credit line debt to finance its development and acquisition activities. The Company has established a $170 million credit line (the Credit Facility) with several lenders as the primary source of acquisition and development capital, with a view towards replacing that debt following acquisition (or completion, in the case of a development property) as market conditions warrant, with either long term fixed rate debt or permanent equity. As of August 1, 1997, the Company had a total of $237.3 million in outstanding debt, consisting of $155.4 million under the Credit Facility (of which $44.3 million was drawn for development in progress), $59.4 million in fixed rate debt with an average maturity of 4.7 years, $14.7 million in development debt from Wells Fargo Realty Advisors in connection with Addison Circle One, $6.1 million in short-term, unsecured debt drawn for development costs to date on two redevelopment projects - The Rice Hotel located in Houston, Texas, and The American Beauty Mill located in Dallas, Texas, and $2.0 million in seller financed debt on a land site in the Uptown District of Dallas. Prior to its maturity date of September 2, 1997, the Company currently contemplates full repayment of the balance then outstanding on the short term unsecured credit line with an incremental draw on the Credit Facility, or from other financing sources.

The Company's long-term financing includes a $50 million loan from Nationwide Life Insurance Company which bears interest at a fixed rate of 7.45% and matures in December 2002, with a 25-year principal amortization schedule. The loan is collateralized by nine properties. As of August 1, 1997, approximately $48.8 was outstanding under the Nationwide loan.

The Company currently has under construction a total of 1,481 units in six multifamily residential communities, and has acquired two additional sites upon which it intends to construct approximately 528 multifamily residential units. These eight developments are expected to cost approximately $155 million, of which $88 million is anticipated to be funded from the Credit Facility and internally generated cash flow. The remaining $67 million is anticipated to be funded from third party debt and other sources. Full use of the $170 million available under the Credit Facility is subject to the Company's ability to provide sufficient collateral to the lenders during the term of the loan. Such collateral is currently available to fully utilize the committed loan amount. Additionally, approved collateral to secure $11 million of excess borrowing capacity exists under the loan-to-value requirements of the Credit Facility. Incremental collateral value will become available during the remainder of 1997 as existing developments in progress are completed and become operational. This should allow the Company to meet the funding requirements currently contemplated under the Credit Facility to complete its planned developments in progress by either (a) increasing the facility's current commitment, subject to agreement with the existing lenders, or (b) releasing certain collateralized assets from the facility for use in securing additional third party debt. The Company and its lenders are currently negotiating an increase in amount and extension of the term of the Credit Facility beyond its current maturity date of December 31, 1997.

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

The Company believes that the presentation of funds from operations provides investors with an industry accepted measurement which helps facilitate understanding of the Company's ability to meet required dividend payments, capital expenditures, and principal payments on its debt. Although the Company calculates funds from operations in accordance with the NAREIT approved definition, there can be no assurance that the Company's basis for computing funds from operations is comparable with that of other real estate investment trusts. Computed in accordance with the definition described above, funds from operations for the three months ended June 30, 1997, and 1996 was approximately $6.6 million and $5.3 million, respectively. Funds from operations for the six months ended June 30, 1997, and 1996 was approximately $12.9 million and $10.4 million, respectively. The Company's net cash flows from its operating, investing, and financing activities were approximately $4.0 million and approximately ($5.0 million) for the six months ended June 30, 1997, and 1996, respectively. More information with respect to the Company's funds from operations is shown in the table below (in thousands). Refer also to the Company's financial statements included elsewhere in this Form 10-Q.


                                          Three months ended June 30,   Six months ended June 30,
                                              1997           1996          1997           1996
                                          -------------------------------------------------------
Net income                                       $3,405        $2,809      $  6,737      $  5,505
Depreciation of real estate assets                3,173         2,409         6,056         4,770
Amortization of tenant allowances and
 capitalized leasing costs                           38            48            77            97
                                          -------------------------------------------------------
Funds from operations                            $6,616        $5,266      $ 12,870      $ 10,372
                                          =======================================================


                                                                        Six months ended June 30,
                                                                               1997          1996
                                                                       --------------------------
Net cash provided by operating activities                                  $  5,458      $  4,063
Net cash used in investing activities                                       (47,816)      (39,587)
Net cash provided by financing activities                                    46,405        30,565
                                                                       --------------------------
Net increase (decrease) in cash and cash equivalents                       $  4,047      $ (4,959)
                                                                       ==========================


RECENT DEVELOPMENTS

On August 4, 1997, the Company announced that it has entered into a definitive agreement and plan of merger with Post Properties, Inc., a Georgia corporation
(Post), pursuant to which the Company would be merged into Post. Post, which is one of the largest developers and operators of multifamily properties, currently owns 21,673 apartment homes located primarily in metropolitan Atlanta, Georgia and Tampa, Florida. Pursuant to the merger agreement, each outstanding common share of the Company will be converted into .615 shares of common stock of Post which will result in the issuance of approximately 8.4 million shares of common stock of Post. The merger is expected to be completed in November 1997, subject to the approval of the shareholders of the Company and Post and other customary conditions.

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

ITEM 2. CHANGES IN SECURITIES

Pursuant to the Company's Credit Facility, the Company is prohibited from paying or declaring dividends in excess of the sum of 90% of the Company's funds from operations (as defined herein) and net taxable gains realized in each year from property sales. This restriction has not, to date, affected the distributions declared or payable to shareholders nor does the Company anticipate that this restriction will affect the distributions payable to shareholders in the future.

On May 23, 1997, the Board of Trust Managers of the Company adopted a shareholder rights plan, as described in Note 5 of the Notes to the Consolidated Financial Statements set forth above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Company's annual meeting of shareholders was held May 23, 1997.

(c) (1) The shareholders reelected the three Trust Managers Managers to serve three year terms: (Class III) nominated by the Board of Trust Managers to serve three year terms:

                                     Affirmative     Negative    Abstentions
                                     -----------     --------    -----------
        Hugh G. Robinson             11,737,191       53,155        N/A
        Robert L. Shaw               11,681,096      109,250        N/A
        Roger T. Staubach            11,681,077      109,269        N/A

        The terms of office of Richard L. Bloch, Will Cureton, Gregg L. Engles and Amy DiGeso continued after the meeting.

    (2) The shareholders approved an amendment of the Company's Declaration of Trust to incorporate certain provisions of the New York Stock Exchange's Settlement Provisions.

                                     Affirmative     Negative    Abstentions
                                     -----------     --------    -----------
                                     11,681,939        83,836       24,571

    (3) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1997.

                                     Affirmative     Negative    Abstentions
                                     -----------     --------    -----------
                                     11,767,171        10,048       13,127

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NO.        DESCRIPTION
-------    ---------------------------
    3.1    --Amended and Restated Declaration of Trust of the Company (9)
    3.2 --Amendment No. 1 to Amended and Restated Declaration of Trust of the Company (16)
    3.3    --Bylaws of the Company (9)
    3.4    --Amendment No. 1 to Bylaws of the Company (16)
    4.1 --Form of certificate representing common shares of beneficial interest, par value $.01 per share, of the Company (3)
    4.2 --Rights Agreement, dated as of May 23, 1997, between the Company and BankBoston,N.A., as Rights Agent, which includes: as Exhibit A thereto the Form of Designation of Series A Junior Participating Preferred Shares, par value $.01 per share; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Preferred Purchase Shares (16)
    4.3 --Form of Legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Share certificates issued by the Company after June 9, 1997 and prior to the Distribution Date, upon transfer, exchange or new issuance (16)
   10.1 --Form of Registration Rights Agreement among the Company and the persons named therein (1)
   10.4++ --Employment Agreement between the Company and Richard L. Bloch (15) 10.5++ --Amendment No. 1 to Employment Agreement between the Company and
             Richard L. Bloch (17)
   10.6++ --Employment Agreement between the Company and Robert L. Shaw (15) 10.7++ --Amendment No. 1 to Employment Agreement between the Company and
             Robert L. Shaw (17)
   10.8++ --Employment Agreement between the Company and Will Cureton (15) 10.9++ --Amendment No. 1 to Employment Agreement between the Company and
             Will Cureton (17)
  10.10++ --Employment Agreement between the Company and Richard R. Reupke (15) 10.11++ --Employment Agreement between the Company and Thomas L. Wilkes (15) 10.12++ --Employment Agreement between the Company and J. Michael Lewis (15) 10.13++ --Employment Agreement between the Company and Arthur E. Lomenick
             (15)
  10.14++  --Employment Agreement between the Company and James F. Duffy (15)
  10.15    --Form of Indemnification Agreement by and between the Company and its executive officers and Trust Managers (1)
  10.16    --Fourth Amendment to Master Lease Agreement between the Company and
             Electronic Data Systems Corporation pertaining to Windhaven Village
             (6)
  10.17    --Lease Agreement between the Company and Madison Office Building,
             Inc. pertaining to the Madison Office Building (2)
  10.18    --Fifth and Sixth Amendments to Lease Agreement between the Company and Utah State Retirement Investment Fund (17)
  10.19++  --Columbus Realty Trust 1993 Share Bonus Plan (4)
  10.20++  --Columbus Realty Trust 1993 Share Option Plan (4)
  10.21    --Second Amended and Restated Loan Agreement between the Company,
             Bank One, Texas, NA, Bank United of Texas FSB, Comerica Bank-Texas and Bank One, Texas NA, as agent for the Banks (8)
  10.22    --First Modification to the Second Amended and Restated Loan
             Agreement between the Company, Bank Incorporated, Texas Commerce Bank NA, Comerica Bank - Texas, and Bank One, Texas NA, as agent One, Texas, NA, Bank United of Texas FSB, Wells Fargo Realty Advisors Funding, for the Banks (14)
  10.23    --Second Modification to the Second Amended and Restated Loan
             Agreement between the Company, Bank One, Texas, NA, Bank United of Texas FSB, Wells Fargo Realty Advisors Funding, Incorporated, Texas Commerce Bank NA, Comerica Bank - Texas, and Bank One, Texas NA, as agent for the Banks (14)
  10.24    --$50,000,000 Mortgage Note between the Company and Nationwide Life
              Insurance Company (14)
  10.25    --Form of Assignment of Limited Partnership Interests (1)
  10.26    --Form of Waiver and Contribution Agreement (3)
  10.27++  --Columbus Realty Trust 401(k) Plan and Trust (5)

  10.28    --Columbus Realty Trust Amended and Restated Dividend Reinvestment
             and Share Purchase Plan (7)
  10.29++  --Columbus Realty Trust Share Bonus Plan (No. 2) (8)
  10.30++  --Columbus Realty Trust Employee Stock Purchase Plan (10)
  10.31++ --Columbus Realty Trust Long Term Management Incentive Plan (11) 10.32++ --Columbus Realty Trust Long Term Employee Incentive Plan (12)
  10.33    --Form of Long Term Management Incentive Plan Performance - Based
             Stock and Dividend Equivalent Award Agreement by and between the Company and Richard L. Bloch, Robert L. Shaw and Will Cureton (15)
  10.34    --Third Modification to the Second Amended and Restated Loan
             Agreement between the Company, Bank One, Texas N.A., Bank United of Texas FSB, Wells Fargo Realty Advisors Funding Incorporated, Texas Commerce Bank N.A., Comerica Bank-Texas, and Bank One, Texas N.A., as for the Banks (15)
  10.35    --$15,000,000 Promissory Note between the Company and Bank One,
             Texas, N.A. (17)
  10.36*   --Form of Promissory Note dated May 23, 1997 in the amount of
             $150,000 payable to the Company by each of Roger T. Staubach, James
             C. Leslie and Gregg L. Engles
  10.37*   --Form of Pledge and Security Agreement dated May 23, 1997 by Roger
             T. Staubach, James C. Leslie and Gregg L. Engles in favor of the Company
  11       --Statement regarding computation of net income per common share (13)
  27.1*    --Financial Data Schedule
______________________________

  ++      Management Contract or Compensatory Plan or Arrangement
  *       Filed herewith
  1) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) filed with the Securities and Exchange Commission on November 26, 1993 and incorporated herein by reference.
  2) Previously filed with Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) filed with the Securities and Exchange Commission on December 13, 1993 and incorporated herein by reference.
  3) Previously filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-70218) filed with the Securities and Exchange Commission on December 23, 1993 and incorporated herein by reference.
  4) Previously filed with the Company's Registration Statement on Form S-11 (Registration No. 33-80544) filed with the Securities and Exchange Commission on June 21, 1994 and incorporated herein by reference.
  5) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration No. 33-80544) filed with the Securities and Exchange Commission on June 30, 1994 and incorporated herein by reference.
  6) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-3(Registration No. 33-88672) filed with the Securities and Exchange Commission on January 30, 1995 and incorporated herein by reference.
  7) Previously filed with Post Effective Amendment to the Company's Registration Statement on Form S-3 (Registration No. 33-90146) filed with the Securities and Exchange Commission on September 28, 1995 and incorporated herein by reference.
  8) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 33-90492) filed with the Securities and Exchange Commission on March 21, 1995 and incorporated herein by reference.
  9) Previously filed with the Company's Registration Statement on Form S-3 (Registration No. 333-09775) filed with the Securities and Exchange Commission on August 8, 1996 and incorporated herein by reference.
  10) Previously filed with the Company's Registration Statement on Post Effective Amendment No. 1 to Form S-8 (Registration No. 33-94798) filed with the Securities and Exchange Commission on August 28, 1995 and incorporated herein by reference.
  11) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 333-02276) filed with the Securities and Exchange Commission on March 12, 1996 and incorporated herein by reference.
  12) Previously filed with the Company's Registration Statement on Form S-8 (Registration No. 333-22307) filed with the Securities and Exchange Commission on February 25, 1997 and incorporated herein by reference.
  13) Incorporated by reference to Note 5 of Item 1 - Financial Statements of this Form 10-Q.

  14) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
  15) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
  16) Previously filed with the Company's Registration Statement on Form 8-A (File No. 001-12684) and incorporated herein by reference.
  17) Previously filed with the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1997 and incorporated herein by reference.

(b)  Reports on Form 8-K

   DATE OF REPORT    ITEM REPORTED
   --------------    -------------
    May 23, 1997     The Company announced the adoption of its Shareholders
                     Rights Plan.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLUMBUS REALTY TRUST
(Registrant)



/s/ Robert L. Shaw                                      8/4/97
------------------------------------------------        ------------------
Robert L. Shaw                                          Date
Chief Executive Officer and Trust Manager
(Principal Executive Officer)


/s/ Richard R. Reupke                                   8/4/97
------------------------------------------------        ------------------
Richard R. Reupke                                       Date
Chief Financial Officer
(Principal Financial and Accounting Officer)